Form 10-Q
period 2012-03-31
ChatChing Inc.
filed 2012-05-14
CIK 1524083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-176962

ChatChing, Inc.
(Exact name of registrant as specified in its charter)

Florida	8900	45-2655248
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. employer identification number)

1061 E. INDIANTOWN RD. #400
JUPITER FL  33477
(Address of Principal Executive Offices including Zip Code)

561-316-3867
(Registrant's Telephone Number, including area code)

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	383,095,238

TABLE OF CONTENTS

Index			Page

Part I.	Financial Information

	Item 1.	Condensed Financial Statements:	F-1

		Condensed Balance Sheets at September 30, 2011 and March 31, 2012	F-1

		Condensed Statement of Operations for the three and six- month periods ended March 31, 2012 and from January 19, 2011 (Inception) to March 31, 2012	F-2

		Condensed Statement of Changes in Stockholders’ Deficit for the six-month period ended March 31, 2012 and from January 19, 2011 (Inception) to March 31, 2012	F-3

		Condensed Statement of Cash Flows for the six-month period ended March 31, 2012 and from January 19, 2011 (Inception) to March 31, 2012	F-4

		Notes to Condensed Financial Statements	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

	Item 4.	Controls and Procedures.	6

Part II.	Other Information

	Item 1.	Legal Proceedings.	7

	Item 1A.	Risk Factors	7

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7

	Item 3.	Defaults Upon Senior Securities.	7

	Item 4.	(Removed and Reserved).	7

	Item 5.	Other Information.	7

	Item 6.	Exhibits.	8

Signatures			9

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND MARCH 31, 2012

ASSETS
	September 30, 2011	March 31, 2012
		(Unaudited)
Current assets:
Cash	$13,222	$1,049
Total current assets	13,222	1,049

Other assets:
Website development costs	128,551	253,798
Patents and trademarks	1,608	2,103
Total other assets	130,159	255,901

Total assets	$143,381	$256,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$89,369	$68,651
Lines of credit - related parties	232,467	470,236
Total current liabilities	321,836	538,887

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; 800,000,000 shares authorized;
325,000,000 shares issued and outstanding	406	406
Deficit accumulated during development stage	(178,861)	(282,343)
Total stockholders' deficit	(178,455)	(281,937)

Total liabilities and stockholders' deficit	$143,381	$256,950

See notes to condensed financial statements

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FROM JANUARY 1, 2012 TO MARCH 31, 2012, FROM OCTOBER 1, 2011 TO MARCH 31, 2012, AND
From JANUARY 19, 2011 (INCEPTION) TO March 31, 2012

	(Unaudited)
	Period from January 1, 2012 to March 31, 2012	Period from October 1, 2011 to March 31, 2012	Period from January 19, 2011 (Inception) to March 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	14,788	28,811	57,171
Professional fees	53,074	61,634	205,821
Hosting expense	6,135	13,037	19,351
Total operating expenses	73,997	103,482	282,343

Net loss from operations before income taxes	(73,997)	(103,482)	(282,343)

Income taxes	-	-	-

Net Loss	$(73,997)	(103,482)	$(282,343)

Loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	325,000,000	325,000,000

See notes to condensed financial statements

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM JANUARY 19, 2011 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Stage	Deficit

Balance, January 19, 2011 (Inception)	-	$-	$-	$-

Issuance of common stock	325,000,000	406	-	406

Net loss	-	-	(178,861)	(178,861)

Balance, September 30, 2011	325,000,000	406	(178,861)	(178,455)

Net loss	-	-	(103,482)	(103,482)

Balance, March 31, 2012	325,000,000	$406	$(282,343)	$(281,937)

See notes to condensed financial statements

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FROM OCTOBER 1, 2011 TO MARCH 31, 2012 AND
FROM JANUARY 19, 2011 (INCEPTION) TO MARCH 31, 2012

	(Unaudited)
	Period from October 1, 2011 to March 31, 2012	Period from January 19, 2011 (Inception) to March 31, 2012

Cash flows from operating activities:
Net loss from operations	$(103,482)	$(282,343)
Reconciliation of net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(20,718)	68,651
Expenses paid via issuance of common stock	-	6
Expenses paid directly via lines of credit - related parties	59,527	69,035
Net cash used in operating activities	(64,673)	(144,651)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from line of credit	52,500	145,300
Proceeds from issuance of common stock	-	400
Net cash provided by financing activities	52,500	145,700

Net (decrease) increase in cash	(12,173)	1,049

Cash, beginning of period	13,222	-

Cash, end of period	$1,049	$1,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Capital expenditures funded by lines of credit	$125,742	$255,901

See notes to condensed financial statements

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Condensed Financial Statements

Note 1 – Organization and Basis of Presentation

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (the "Company") was incorporated under the laws of the State of Florida on January 19, 2011. On June 30, 2011, the stockholders approved the articles of amendment to change the Company name to ChatChing, Inc., which became effective on July 5, 2011.  The Company is developing a social networking site designed for use by individuals for all socio-economic and demographic backgrounds. The Company is a development-stage company and its planned principal activities are to provide an interactive global community website which enables individuals, groups and businesses to easily connect with their family, social, and business circles.

As a company in the development-stage, the Company has no operating revenues to date. The Company currently is devoting substantially all of its present efforts to securing and establishing a new business.

Going Concern
As shown in the accompanying condensed balance sheet, the Company has a working capital deficit of approximately $538,000 at March 31, 2012. The Company is currently in the development stage and has been spending a majority of its time in the development of its website and related trademarks.

Although the Company has been able to obtain funding through issuance of common stock and long-term indebtedness, there is no guarantee that this funding will enable the Company to emerge from the development stage and generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

Cash equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company has no cash equivalents at March 31, 2012.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company establishes a valuation allowance for deferred tax positions which, in the opinion of management, are not “more likely than not” to be used.

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Condensed Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Long-Lived Assets
The Company reviews its long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period.  The Company will recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Note 3 – Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

Note 4 – Concentration of Credit Risk

The Company maintains cash balances at a financial institution in the state of Florida.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  The Company’s cash balances at March 31, 2012 were within FDIC insured limits.

Note 5 – Income Taxes

At March 31, 2012, the Company had gross deferred tax assets of approximately $78,000.  The Company determined that it is not more-likely-than-not that such asset will be realized, and as such has established a full valuation allowance at March 31, 2012.  The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use.

The Company’s loss before income taxes of $103,482 for the period from October 1, 2011 to March 31, 2012 is comprised entirely of operations in the United States.  The effective tax rate of 0% differs from the statutory United States federal income tax rate of 34% due primarily to the valuation allowance.  The valuation allowance has increased by $38,666 for the period from December 31, 2011 to March 31, 2012.

Note 6 – Commitments and Contingencies

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business.  The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Lines of Credit – Related Parties

On March 11, 2011, the Company entered into two revolving line of credit agreements with each of its two (2) majority stockholders in the amount of $125,000, aggregating $250,000 to fund development stage operations.  On January 23, 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000.

The revolving lines of credit are non-interest bearing and are due on December 31, 2012.  As of March 31, 2012, the aggregate borrowings on the lines were $404,236.

Note 8 – Stockholders’ Equity

From January 19, 2011 (Inception) through June 30, 2011, the Company issued 320,000,000 shares (400,000,000 shares pre-split) of no-par common stock for a total capital contribution of $400.

On June 30, 2011 the Company facilitated a 10:8 reverse stock split which has been given retroactive effect in the financial statements.

On July 1, 2011 the Company issued 5,000,000 additional shares of no-par common stock to an individual for services at a fair value ($6).

Note 9 – Subsequent Events

On April 2, 2012 the Company issued a $175,000 Note to an accredited investor.  The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014).  In connection with the Note, the Company issued 29,047,619 shares of no-par common stock for $36.

On April 16, 2012 the Company issued a $175,000 Note to another accredited investor.  The Note also accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014).  In connection with the Note, the Company issued 29,047,619 shares of no-par common stock for $36.

On May 8, 2012, the Company issued options to the aforementioned accredited investors to acquire 20,952,381 shares of common stock each from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Options can only be exercised upon the funding of additional loans in the amount of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 and in connection therewith receive the promissory notes of Company similar in form and substance to that issued in connection with the loans described above. The options expire 10 days after the first date the Company's website becomes operational.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Those statements appear in a number of places in this Form  10-Q in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Summary Information and Risk Factors" and elsewhere in this Report.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the  quarter ended March 31, 2012 and 2011  The discussion also includes subsequent activities up to May 14, 2012.  These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).

The following discussion and analysis should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factor set forth in this Report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Audited Report on Form S1/A (Amendment 5) for the fiscal year ended September 30, 2011.

Overview

We plan to operate a social networking website. We have designed our website to enable users to connect and communicate with each other, share information and user-generated content.  We plan to generate revenues from online advertising at our website. We plan to offer a wide range of online advertising formats and solutions, including display advertising, social advertisements, promoted news feed items, and fan/brand pages.

We are in the development stage, and we have not generated or realized any revenues from our business operations.

Plan of Operations

We incurred $178,861 in expenses from inception to fiscal year end September 30, 2011. In our second three month period of fiscal year 2012, ended March 31, 2011, we incurred an additional $73,995 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $14,787, professional fees primarily in connection with our registration statement of $53,073 and website hosting expenses of $6,135.  For the six month period of fiscal year 2012 ended March 31, 2011, we incurred an additional aggregate of $103,481 in expenses.  These expenses in the aggregate consist primarily of general and administrative costs of $28,811, professional fees primarily in connection with our registration statement of $61,633 and website hosting expenses of $13,037.

We anticipate taking the following steps to implement our business plan in the next 12 months.  Our capital requirements for implementation of these steps is estimated at $120,000, as set forth in the table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion

Remaining Pre-Launch Activities	Final Development of the Website and costs associated with going public, including additional estimated legal and accounting fees of $50,000	By the mid of June 2012	$60,000

Launch and Promote Web Site	Launch Web Site with promotional activities. Includes PR activity, limited and targeted web based advertising, and internet blogging activity by a specialized team. Also, finalize translations of site in key 16 languages aside from English. Additional trademarks to be added/defended as needed.	1 – 3 months after the launch of service.	$35,000

Continues Service	Initial Growth.	Second Quarter following launch.	$25,000

Liquidity and Capital Resources

In addition to our estimated capital requirements of $120,000 in the next 12 months as described above, we will incur other costs payable to non-affiliated third parties irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $50,000 for the next 12 months. Accordingly, we estimate our capital requirements for the next 12 months to be approximately $170,000.

At May 6, 2012, we had only $190,237 in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $14,166 per month.  As of May 1, 2012, Steven Pfirman, our  President, Secretary and Director and Nicholas Palin, a Director, loaned $440,703.46, $208,340.76 by Mr. Pfirman and $232,362.50 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under identical Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on January 23, 2012 to be in the amount of $250,000 each, aggregating $500,000, bearing interest at zero percent due on December 31, 2012.  The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans.  The loans are secured by Security Agreements pledging all assets of the Company as security for the loans.

In April 2012, we secured an additional loans of an aggregate of $175,000 from two non-affiliated third parties, $175,000 from one and $175,000 from another, both due December 31, 2014. Interest on these loans accrues at one quarter percent (.25%) per annum, the applicable federal rate for transactions of this type as of the date of the note.  The principal and accrued interest on these loans are not due and payable until December 31, 2014.  The principal balance on these loans may be prepaid at any time and from time to time. In addition, there is $59,296.54 remaining upon the Credit Lines from our officers and directors.

In connection with the additional loans from the two non-affiliated third parties, we sold the two lenders who were Accredited Investors an aggregate of 58,095,238 additional shares of common stock at a price of $.00000125 per share for an aggregate of $72.62.

On May 8, 2012, the Company issued options to the aforementioned accredited investors to acquire 20,952,381 shares of common stock each from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Options can only be exercised upon the funding of additional loans in the amount of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 and in connection therewith receive the promissory notes of Company similar in form and substance to that issued in connection with the loans described above. The options expire 10 days after the first date the Company's website becomes operational.

Accordingly, we now have sufficient funding to complete development, launch service and provide service for more that one year.

In order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. Further, it is likely that any future financing efforts may be hindered as a result of our plans to issue a large number of shares to consultants in exchange for non-cash consideration as described in “Business,” above will be funded by loans from management under the Credit Line Agreements as set forth above. If we fail to meet these requirements, we will be unable to use or continue to use this registration statement to continue to issue stock under our  Employee/Consultant Benefit Plan.

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.   We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 1A.    RISK FACTORS

Not required

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered securities during the three months ended March 31, 2012.  See,  “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a discussion of sales of common stock subsequent to March 31, 2012.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.    EXHIBITS

Exhibit No.	Document Description

10.1	Promissory Note – Lamont

10.2	Promissory Note – Lobaccaro

10.3	Option – Lamont

10.4	Option – Lobaccaro

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChatChing, Inc., a Florida corporation

CHATCHING INC.

May 14, 2012	By:	/s/ Steve Pfirman
Steve Pfirman,
President

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Steve Pfirman	Steve Pfirman	Chief Executive Officer, Principal Financial Officer,	May 14, 2012
Principal Accounting Officer, Director

/s/ Nick Palin	Nick Palin	Director	May 14, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Promissory Note – Lamont

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.