Form 10-Q
period 2012-06-30
ChatChing Inc.
filed 2012-07-30
CIK 1524083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	383,095,238

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ChatChing, Inc.
(f/k/a Social Network Marketing, Inc.)
(A Development Stage Company)

Condensed Financial Statements
(Unaudited)

December 31, 2011

Table of Contents

Condensed Financial Statements:

Condensed Balance Sheets at September 30, 2011 and June 30, 2012 (Unaudited)	F-2

Condensed Statement of Operations for the three- and nine- month periods ended June 30, 2012 and from January 19, 2011 (Inception) to June 30, 2012 (Unaudited)	F-3

Condensed Statement of Changes in Stockholders’ Deficit for the nine-month period ended June 30, 2012 and from January 19, 2011 (Inception) to June 30, 2012 (Unaudited)	F-4

Condensed Statement of Cash Flows for the nine-month period ended June 30, 2012 and from January 19, 2011 (Inception) to June 30 31, 2012 (Unaudited)	F-5

Notes to Condensed Financial Statements	F-6

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2012 (Unaudited)

ASSETS
	September 30, 2011	June 30, 2012
		(Unaudited)
Current assets:
Cash	$13,222	$52,679
Total current assets	13,222	52,679

Other assets:
Website development costs	128,551	384,207
Patents and trademarks	1,608	2,403
Total other assets	130,159	386,610

Total assets	$143,381	$439,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$89,369	$-
Lines of credit - related parties	232,467	426,964
Total current liabilities	321,836	426,964

Notes payable	-	304,108

Commitments and contingencies

Stockholders' deficit:
Common stock, no par value; 800,000,000 shares authorized;
383,095,238 shares issued and outstanding	406	49,649
Deficit accumulated during development stage	(178,861)	(341,432)
Total stockholders' deficit	(178,455)	(291,783)

Total liabilities and stockholders' deficit	$143,381	$439,289

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FROM APRIL 1, 2012 TO JUNE 30, 2012, FROM OCTOBER 1, 2011 TO JUNE, 2012, AND
From JANUARY 19, 2011 (INCEPTION) TO JUNE 30, 2012 (Unaudited)

	(Unaudited)
	Period from April 1, 2012 to June 30, 2012	Period from October 1, 2011 to June 30, 2012	Period from January 19, 2011 (Inception) to June 30, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	11,350	40,161	68,521
Professional fees	36,770	98,404	242,591
Hosting expense	7,691	20,728	27,042
Total operating expenses	55,811	159,293	338,154

Net loss from operations	(55,811)	(159,293)	(338,154)

Other
Interest expense	3,278	3,278	3,278

Net loss before income taxes	(59,089)	(162,571)	(341,432)

Income taxes	-	-	-

Net Loss	$(59,089)	(162,571)	$(341,432)

Loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	377,931,217	342,449,852

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM JANUARY 19, 2011 (INCEPTION) TO June 30, 2012 (Unaudited)

	Common Stock			Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Warrants	Stage	Deficit

Balance, January 19, 2011 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	325,000,000	406	-	-	406

Net loss	-	-	-	(178,861)	(178,861)

Balance, September 30, 2011	325,000,000	406	-	(178,861)	(178,455)

Issuance of warrants	-	-	49,170	-	49,170

Issuance of common stock	58,095,238	49,243	(49,170)	-	73

Net loss	-	-	-	(162,571)	(162,571)

Balance, June 30, 2012	383,095,238	$49,649	$-	$(341,432)	$(291,783)

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FROM OCTOBER 1, 2011 TO MARCH 31, 2012 AND
FROM JANUARY 19, 2011 (INCEPTION) TO MARCH 31, 2012

	(Unaudited)
	Period from October 1, 2011 to June 30, 2012	Period from January 19, 2011 (Inception) to June 30, 2012
Cash flows from operating activities:
Net loss from operations	$(162,571)	$(341,432)
Reconciliation of net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(89,369)	-
Amortization of debt discount	3,278	3,278
Expenses paid via issuance of common stock	-	6
Expenses paid directly via lines of credit - related parties	194,497	227,305
Net cash used in operating activities	(54,165)	(110,843)

Cash flows from investing activities:
Increase in website development costs	(255,656)	(384,207)
Increase in patents and trademarks	(795)	(2,403)
	(256,451)	(386,610)

Cash flows from financing activities:
Proceeds from line of credit	-	199,659
Proceeds fro issuance of notes payable	350,000	350,000
Proceeds from issuance of common stock	73	473
Net cash provided by financing activities	350,073	550,132

Net (decrease) increase in cash	39,457	52,679

Cash, beginning of period	13,222	-

Cash, end of period	$52,679	$52,679

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Capital expenditures funded by lines of credit	$125,742	$255,901

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

The accompanying unaudited condensed financial statements and notes have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The September 30, 2011 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company as of June 30, 2012 and for all periods presented.

Going Concern
As shown in the accompanying condensed balance sheet, the Company has a working capital deficit of approximately $374,285 at June 30, 2012. The Company is currently in the development stage and has been spending a majority of its time in the development of its website and related trademarks.

Although the Company has been able to obtain funding through issuance of common stock and indebtedness, there is no guarantee that this funding will enable the Company to emerge from the development stage and generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company has no cash equivalents at September 30, 2011 and June 30, 2012.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At June 30, 2012, the Company has no liabilities for uncertain tax positions.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Note 3 – Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

Note 4 – Concentration of Credit Risk

The Company maintains cash balances at a financial institution in the state of Florida.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  The Company’s cash balances at June 30, 2012 were within FDIC insured limits.

Note 5 – Income Taxes

At June 30, 2012, the Company had gross deferred tax assets of approximately $126,000.  The Company determined that it is not more-likely-than-not that such asset will be realized, and as such has established a full valuation allowance at June 30, 2012.  The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use.

The Company’s loss before income taxes of $159,293 for the period from October 1, 2011 to June 30, 2012 is comprised entirely of operations in the United States.  The effective tax rate of 0% differs from the statutory United States federal income tax rate of 34% due primarily to the valuation allowance.  The valuation allowance has increased by $59,458 for the period from October 1, 2011 to June 30, 2012.

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

Note 7 – Lines of Credit – Related Parties

On March 11, 2011, the Company entered into revolving line of credit agreements with each of its two (2) majority stockholders in the amount of $125,000, aggregating $250,000, to fund development stage operations.  On January 23, 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000.

Note 8 – Notes Payable

On April 2, 2012 the Company issued a $175,000 Note to an accredited investor.  The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014).  In connection with the Note, the Company issued warrants to purchase 29,047,619 shares of no-par common stock for $36.  The warrants were recorded at fair value, resulting in the recognition of $24,585 as debt discount.

On April 16, 2012 the Company issued a $175,000 Note to another accredited investor.  The Note also accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014).  In connection with the Note, the Company issued warrants to purchase 29,047,619 shares of no-par common stock for $36.  The warrants were recorded at fair value, resulting in the recognition of $24,585 as debt discount.

Note 9 – Stockholders’ Equity

From January 19, 2011 (Inception) through June 30, 2011, the Company issued 320,000,000 shares (400,000,000 shares pre-split) of no-par common stock for a total capital contribution of $400.

On June 30, 2011 the Company facilitated a 10:8 reverse stock split which has been given retroactive effect in the financial statements.

On July 1, 2011 the Company issued 5,000,000 shares of no-par common stock to an individual for services at a fair value ($6).

On April 2, 2012 the Company issued 29,047,619 shares of no-par common stock to an individual for cash upon exercise of a warrant ($36).

On April 16, 2012 the Company issued 29,047,619 shares of no-par common stock to an individual for cash upon exercise of a warrant ($36).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2012 and 2011.  The discussion also includes subsequent activities up to July 30, 2012.  These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).

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

Plan of Operations

We incurred $178,861 in expenses from inception to fiscal year end September 30, 2011. In our third three month period of fiscal year 2012, ended June 30, 2012, we incurred an additional $55,811 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $11,500, professional fees primarily in connection with our registration statement of $36,770 and website hosting expenses of $7,541.  For the six month period of fiscal year 2012 ended June 30, 2012, we incurred an additional aggregate of $129,807 in expenses.  These expenses in the aggregate consist primarily of general and administrative costs of $26,138, professional fees primarily in connection with our registration statement of $89,843 and website hosting expenses of $13,826.

We anticipate taking the following steps to implement our business plan in the next 12 months.  Our capital requirements for implementation of these steps is estimated at $120,000, as set forth in the table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion

Remaining Pre-Launch Activities	Final Development of the Website and costs associated with going public, including additional estimated legal and accounting fees of $25,000	By the end of August 2012	$25,000

Launch and Promote Web Site	Launch Web Site with promotional activities. Includes PR activity, limited and targeted web based advertising, and internet blogging activity by a specialized team. Also, finalize translations of site in key 16 languages aside from English. Additional trademarks to be added/defended as needed.	1 – 3 months after the launch of service.	$25,000

Continues Service	Initial Growth.	Year 1 following launch.	$25,000

Liquidity and Capital Resources

In addition to our estimated capital requirements of $75,000 in the next 12 months as described above, we will incur other costs payable to non-affiliated third parties irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $50,000 for the next 12 months. Accordingly, we estimate our capital requirements for the next 12 months to be approximately $125,000.

June 30, 2012, we had only $52,679 in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $14,166 per month.  As of July 6, 2012, Steven Pfirman, our President, Secretary and Director and Nicholas Palin, a Director, loaned $433,465.06, $201,102.56 by Mr. Pfirman and $232,362.50 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under identical Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on January 23, 2012 to be in the amount of $250,000 each, aggregating $500,000, bearing interest at zero percent due on December 31, 2012.  The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans.  The loans are secured by Security Agreements pledging all assets of the Company as security for the loans.

In April 2012, we secured additional loans of an aggregate of $175,000 from two non-affiliated third parties, $175,000 from one and $175,000 from another, both due December 31, 2014. Interest on these loans accrues at one quarter percent (.25%) per annum, the applicable federal rate for transactions of this type as of the date of the note.  The principal and accrued interest on these loans are not due and payable until December 31, 2014.  The principal balance on these loans may be prepaid at any time and from time to time. In addition, there is $73,036 remaining upon the Credit Lines from our officers and directors.

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

Accordingly, we now have sufficient funding to complete development, launch service and provide service for more than one year.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are effective.

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

ITEM 1A.  RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2012, we secured an additional loans of an aggregate of $175,000 from two non-affiliated third parties, $175,000 from one and $175,000 from another, both due December 31, 2014. Interest on these loans accrues at one quarter percent (.25%) per annum, the applicable federal rate for transactions of this type as of the date of the note. The principal and accrued interest on these loans are not due and payable until December 31, 2014. The principal balance on these loans may be prepaid at any time and from time to time. In addition, there is $73,036 remaining upon the Credit Lines from our officers and directors.

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

The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

	None of these issuances involved underwriters, underwriting discounts or commissions.
	Restrictive legends were and will be placed on all certificates issued as described above.
	The distribution did not involve general solicitation or advertising.
	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, we provided the following to all investors:

	Access to all our books and records.
	Access to all material contracts and documents relating to our operations.
	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
______
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

ChatChing, Inc., a Florida corporation

CHATCHING INC.

July 30, 2012	By:	/s/ Steve Pfirman
Steve Pfirman,
President

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Steve Pfirman	Steve Pfirman	Chief Executive Officer, Principal Financial Officer,	July 30, 2012
Principal Accounting Officer, Director

/s/ Nick Palin	Nick Palin	Director	July 30, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
______
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