Form 10-K
period 2012-09-30
ChatChing Inc.
filed 2013-01-14
CIK 1524083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
 (Title of class)

_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to  the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last  business day of the registrant’s most recently completed second fiscal quarter - $505.

As of January 14, 2013 there were 404,047,619 shares of the registrant’s company stock outstanding. It is noted that Mr. Pfirman, President and Director, has agreed to return for no additional consideration 4,047,619 shares owned by him prior to the end of January 2013, effective upon written acceptance by the Board and as such is not reflected in the current number issued and outstanding shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Chatching, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Chatching”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

General

Organization

We were incorporated as Social Network Marketing, Inc. on January 19, 2011 under the laws of the State of Florida. On June 30, 2011, we authorized an 8 share for 10 share reverse stock split.  All share numbers in this Report have been adjusted to effect this stock split.  On July 5, 2011, we amended our Articles of Incorporation to change our name to Chatching Inc.

Our principal executive offices are located at 1061 E. Indiantown Rd. #400 Jupiter FL  33477, and our telephone number is 561-316-3867.

We will maintain a website at www.chatching.com.

Business

We operate a social networking website, ChatChing.com. We have currently completed  initial development of the site and it is open to the public.  .

Since our inception, we have spent over 10,000 man-hours to develop our website and have taken the following significant operational activities in furtherance of our business plan:

●
Developed a fully functional social networking website which has been available in private beta since April 11, 2011. Over 3000 hours in technical development work completed.  The technical work included:

o	Developed requirements and features list
o	Evaluated programming frameworks and platforms
o	Installed issue tracking and resolution system
o	Designed and developed screens and forms
o	Modeled advertising system

o	Configured and tested Amazon EC2 cloud-based server banks with load balancing
o	Setup SQL database with master / slave scaling
o	Evaluated database scaling technologies
o	Implemented version control system

●
Majority of site has been translated into Chinese, Dutch, Filipino, French, German, Greek, Hebrew, Hindi, Italian, Japanese, Korean, Portuguese (Brazil), Portuguese (European), Russian, English (UK), Spanish, Turkish, Vietnamese plus fully English (USA).

●	Two trademarks applied for (ChatChing and Use It Own It).
●	Service agreement entered with Amazon for hosting servers to ensure site capacity and facilitate potential rapid growth.
●	Chief Technical Officer and Chief Marketing Officer recruitment commenced for post launch revenue activities and site roll-out.

The current status of our site is as follows:

●
The following functions have been tested and found fully-functional on our development site: Registration of members and basic social networking actions that include creation of profile, inviting of friends, sharing of comments, sharing of photos, sharing of video links, on site chat, video chat and communication between members, as well as the incentive points system to support the offering. These functions are available for the launch of the web site.

●
We continue development of more advanced features. These features include facial recognition, advanced member relationships, special profile pages, advanced privacy settings and member interest groups, integrated content with other social networking sites and dynamic updating of point counters. We anticipate that these functions will be available in the coming weeks and months, although because they are still under development there is no assurance as to when, if ever, they will actually become available:

●
Additionally we are developing an iOS® application to interface with ChatChing.  We anticipate launching this application in the first calendar quarter of 2013.   This is an iPhone / iPad application which will provide  access to ChatChing content form apple mobile devices.

Our website is designed for use by individuals from all socio-economic and demographic backgrounds. We plan to generate revenues from contracts for advertisements to appear on ChatChing.com

We believe that the more members of our website, the more advertising revenue we can generate. The central focus of our business plan is to build the member base for our website. Our plan to quickly generate a member base that will allow us to obtain advertising revenue has two components. First, we have designed ChatChing.com to be easy and enjoyable to use for social networking. Second, we plan to offer members of our site the opportunity, if and only if they elect and only pursuant to the procedure specified on our website, to become Qualified Members to our company entitling them to earn Points under a Points system which are convertible into shares of our Common Stock as specified in a our Qualified Members Benefit Plan.

Members are not required to become Qualified Members.  Although Qualified Members will receive Points as a result of their activities on our site as well as activities on our site by other persons identified to the Company by the Qualified Member to be invited by the Company to become Members of our website who become members of our site as a result, our Qualified Members will not receive any additional Points or any other benefits if an Qualified Member or Member identified and Company invited Member elects, on their own and only by following the procedures set forth on our website, to become a Qualified Member.  In other words, our Qualified Members will receive exactly the same number of Points in connection with identifying a person to be invited by the Company to become a member of our website as well as that Referred Member’s use of the website regardless of whether or not the Qualified Member or Member identified and Company invited member elects to become a Qualified Member or uses our site simply as a Member.

Our Business Model

We offer a simple, easy to use yet comprehensive broad-based social networking website. Our members will be able to use our website from their personal computers, laptops and smart phones. Through our website, our members will also be able to post status updates and connect with a network of “friends” to engage in private and public communications. Members will easily be able to share self-created content, including pictures and other media. A beta version of the website is privately operational. Development continues with programmers focusing on optimization, targeted enhancement and back-end functionality for revenue maximization.

We expect that our revenue will be derived from selling advertising space on ChatChing.com. We intend to offer social advertising capabilities with the ability for members to share interesting advertisements with others. As our members become more and more engaged in using ChatChing.com to serve daily social networking needs, we plan to collect data to facilitate sales of advertisements to a targeted member base. Our founders are experienced in working with online advertising metrics and maximizing advertising via specific demographic and socio-economic variables as well as member interests.  Initially, we plan to sell advertising to other sellers of advertising, including but not limited to Google AdSense, AdMob and OpenX Market.  We have publisher accounts with both Google and Open X but will need to provide them with a live site for final approval in the days just prior to launch of service. Our plan is to utilize existing ad marketplaces and begin direct sales when we have a critical mass of at least 250,000 active daily members. As of the date of this Report, we have not taken any action to sell advertising in this fashion and have no contracts, agreements or commitments from any advertising purchaser.

As we grow and hire a sales team after we hit this critical mass, we plan to approach Fortune 500 companies for long term advertising and branding campaigns. In addition, we expect to target sales of political advertising during the upcoming 2012 election campaign cycle.  To achieve these targets, we plan to support our initial website launch with ongoing advertising and public relations campaign. However, in compliance with SEC rules, none of our advertising or other public relations materials will contain any description of our Qualified Member Program, including the offer of Points convertible into Shares to persons who agree to become Qualified Members by following the procedure set forth on our website, except to the extent such description complies with the disclosure specified in SEC Rule 134, “Communications Not Deemed a Prospectus.”  We have developed different advertising and public relations models with varying amounts of investment, which we will implement when we generate sufficient operating revenues or secure financing from other sources.  As of the date of this Report, we have no contracts, agreements or commitments for financing from other sources.

We will offer to persons who wish to become Qualified Members the ability to click on a link which will take them to a separate webpage where they will be allowed the opportunity to sign up as a Qualified Member by following the procedure described in “Plan of Distribution – Offering Procedure,” in our registration statement.

Qualified Member Agreement

The Qualified Member Agreement provides as follows:

During the term of the Agreement, Qualified Member shall provide the following services in connection with of the business of Company in order to fully and successfully implement the Company’s business plan:  The services which the Qualified Member may render are set forth in Exhibit A to the Company’s  Qualified Members Benefits Plan (“Plan”), a copy of which has been furnished to Qualified Member.  The entire Plan is incorporated by reference into the Agreement and all provisions of the Plan are made a part of the Agreement and binding upon Qualified Member.

Qualified Member may select which of the duties under the Plan Qualified Member wishes to perform.  Qualified Member is not required to render any of these services and is free to use other social networking sites.

Qualified Members are prohibited from making any communication to a potential member, which could be deemed an offer of securities in violation of federal securities laws.  Because of the likelihood that our Qualified Members will not be licensed, securities industry persons who will understand the legalize of nature of the communication restraints placed on them by the Qualified Member Program and Qualified Member Agreement, we have adopted certain compliance procedures to assure than no offers of our securities in violation of federal securities laws will be made by us or by our Qualified Members, as further described in Plan of Distribution – Certain Regulatory Issues,” below.

In that connection, Qualified Members will represent in the Qualified Member Agreement that they understand and agree that potential Members they may identify to the Company for the Company to invite to become members are not required to become Qualified Members.  Although Qualified Members will receive Points as a result of referring other persons to become Members of the website, Qualified Members will not receive any additional Points or any other benefits if an identified and Company invited Member elects, on their own and only by following the procedures set forth on our website, to become a Qualified Member.  In other words, a Qualified Member will receive exactly the same number of Points in connection with referring a Member as well as that Identified/Company Invited Member’s use of the website regardless of whether or not the identified and Company invited Member elects to become a Qualified Member or uses our site simply as a Member.

Further, through its Random Qualified Member Testing Program and monitoring of internet communications or if otherwise brought to its attention, if Company discover a Qualified Member has been making communications about its Qualified Member Program beyond those permitted under the Qualified Member Agreement, any Qualified Member violating this or any other provision of the Qualified Member Agreement will be terminated as a Qualified Member and will forfeit without consideration all accumulated Points and unvested Stock Awards

Other provisions of the Qualified Member Agreement include:

●
Qualified Member may terminate the Agreement upon written notice to the Company, which shall be effective five (5) business days from the date of such notice.  The Agreement shall also terminate upon award of all stock eligible to be awarded under the Plan.

No person may be a Qualified Member unless they are 13 years of age or older If Qualified Member is older than 13 but younger than 18, this Agreement is not valid until the PARENTAL CONSENT FORM attached to the Agreement is completed and signed in full.

Qualified Members Benefit Plan

The Qualified Members Benefit Plan provides for compensation Qualified Members under our the terms of our Qualified Members Benefit Plan.

The compensation, will be Points which can be converted into Shares of Common Stock.

The compensation will be based upon Points awarded under the Plan and certain other conditions set forth in the Plan.  We will award Points to Qualified Members who elect to participate in the Points program for the following types of services:

Business Development or Promotional Service	Points Awarded	Frequency Limit

Post invite Link to Major Social Network Site

Post an Invite to recognized Social Networking site	100	Once per Site per Month

Post a link on other web site acceptable to ChatChing.com. We reserve the right to disqualify sites with limited member traffic and for other reasons.	10	Ten per Month

Email Invites via Address Book connection of 50+ non ChatChing member invites	50	Once Per Month

Recruiting new member*	100 Shared with all inviters	No Limit

Points Awarded for Identified/Company Invited Member Activity

Upload Photo	5	5 Per Day

Update Status	1	3 Times a Day

Post a Comment to Wall, Status, Blog, Photo, Album, Forum	2	Once Per Profile Page

Tag a Photo	3	Once Per Photo

Add Friend	5	25 per month

Establish Special Friend Relationship	25	10 Lifetime

Send Message	1	5 Per Day / One Per Profile Contacted

Tag Brand or Product in Image or Post	3	5 Per Day – Once per Brand-Product

Complete Profile All Basic Data	100	Once per lifetime

Substantially complete profile with history and interests.	100	Once per lifetime

Install Mobile App	250	Once per lifetime

Maintaining Liked Accounts (monthly)	10	Once per month per linked account

Points Earned from Identified/Company Invited Members' Activity on your content

View to Members' profile	2	5 Per Day - Once per profile

Receive a comment to Wall or Post	2	5 Per Day - Once per profile

Posted comment to one of your posts	2	5 Per Day - Once per profile

Receive Message	1	5 Per Day - Once per profile

Views and Members Photo Album	2	5 Per Day - Once per profile

Member subscription to one of your pages (Monthly)	1	Monthly - Once per subscribing Member

*Recruited member must joins with email address supplied during invite, joins with the same browser used in clicking a posted invite (cookie must be accepted by the browser and note deleted before registering), or identify member as principal inviter during registration.
**Not all point earning activities will be available at all times. Additional point earning functions will be added periodically as features are added to the site. Point award amounts and limits can be changed at any time at the discretion of ChatChing management.

Points from Activities by Referred Members. A Referred Member is any new Member that directly or indirectly becomes a member of the Site by being identified by another Member or a Qualified Member and then invited to become a member by the Company in accordance with the procedure set forth in the Company’s registration statement as filed with the SEC; and the new member identifies the existing member as the member who most influenced them to register at ChatChing. There is no obligation of any Referred Member to become a Qualified Member, and a Qualified Member will receive no additional Points, Shares, compensation or other benefit if any Referred Member becomes a Qualified Member, whether initially or at any subsequent time.  However, the Points set forth below will be awarded if a qualified Referred Member A, B, C, D, E or F as set forth in the table below refers another person who becomes only a Referred Member by being identified for invitation by the Company by such qualified Referred Member A, B, C, D, E or F, regardless of whether or not such qualified Referred Member A, B, C, D, E or F is Qualified Member.

The Qualified Members can receive additional Points for any additional Referred Members identified by any of their initial Referred Members, and so on, but subject to limitations as follows:

Type of Referred Member	Percentage of Points of Type of Referred Member earned by Qualified Member
Referred Member A initially identified by Qualified Member and invited by Company	25%
Referred Member B identified by Referred Member A and invited by Company	20%
Referred Member C identified by Referred Member B and invited by Company	15%
Referred Member D identified by Referred Member C and invited by Company	10%
Referred Member E identified by Referred Member D and invited by Company	10%
Referred Member F identified by Referred Member E and invited by Company	10%
Referred Member G and lower identified by Referred Member F and lower and invited by Company	None

The Points represent the potential right, in certain circumstances described below, to receive shares of our Common Stock. Unless and until these circumstances occur, the Points do not represent equity in ChatChing or any right to vote or otherwise have any rights of a shareholder. If these circumstances do not occur, the Points will expire and will be of no value. The Points are issuable only to an individual Qualified Member and are not transferrable by sale, gift or otherwise during the Qualified Member’s lifetime. They are transferrable only as provided in the will of any deceased Qualified Member or, if no will exists, by the laws governing transfer of the assets of a deceased Qualified Member. Any attempt to transfer Points in violation of this limitation will be ineffective, and we reserve the right to cancel any Points if we learn that an attempt has been made to transfer them in violation of this limitation.

We will offer and award to Qualified Members Points exchangeable into an aggregate of 400,000,000 shares of common stock of ChatChing. As of the date of this Report, ChatChing has 400,000,000 shares of its common stock issued and outstanding. The Compensation Shares, at such time as they are all issued, would at that time therefore equal 50.0% of ChatChing’s issued and outstanding common stock, assuming ChatChing by that time has not issued any other shares of Common Stock or securities convertible into or exercisable for Common Stock.

We are not restricted in our ability to offer other equity securities (which may consist of Common Stock or other forms of equity) for sale or to issue new equity in connection with employee and other incentive programs or to acquire other businesses or assets. Any such activities would dilute the shares issuable in exchange for Points so the total number of shares of Common Stock issuable in exchange for Points may not represent 50% of the total equity or voting equity of ChatChing at any point in time.

We are offering Points solely to individual Qualified Members to ChatChing.com who elect to participate in the Points program and only in recognition of their bona fide services rendered in furtherance of the business plan of ChatChing. We are not charging money for Points, and Points are not transferable except to bona fide charitable or nonprofit organization organizations registered as Qualified Members and approved by ChatChing to receive charitable point donations; or by will or inheritance on the death of a Qualified Member. Once ChatChing’s website has exceeded one million Qualified Members, the participating Qualified Members will be permitted to participate in an allocation process, with each Allocation (an “Allocation”) resulting in the issuance of an aggregate of 20,000,000 shares of Common Stock to qualifying Qualified Members who satisfy a 12-month vesting requirement, as described below.

ChatChing plans a series of 20 such Allocations, which together would result in the issuance to qualifying Qualified Members of an aggregate of 400,000,000 shares of Common Stock. The first Allocation would take place three months following ChatChing’s reaching one million Qualified Members. Allocations after the initial Allocation would be made every calendar quarter thereafter, if the total number of Qualified Members had increased by at least one million since the last preceding Allocation, until a total of 20 Allocations have been carried out. At that point, all of the Compensation Shares will have been issued, and the Points program would cease. The number of shares of Common Stock for which the Points are exchangeable is subject to customary adjustments for stock splits, stock dividends and recapitalizations.

Because the total number of Points then held by qualifying Qualified Members will depend on the level of the services they render that generate Points, there is no specific number of shares of Common Stock for which a specific number of Points is exchangeable, and the number of shares for which any particular number of Points is exchangeable will depend on the total number of unexchanged Points held by qualifying Qualified Members on the exchange date.

To be qualified to acquire stock in an Allocation, participating Qualified Members would have to confirm certain personal identifying information and designate the number of their Points to participate in the Allocation. The number of Compensation Shares each participating Qualified Member would be eligible to acquire would be the Qualified Member’s pro rata portion of the total shares to be awarded in that Allocation, based on the ratio of the number of Points designated by that Qualified Member to the aggregate number of Points designated by all qualifying Qualified Members in that Allocation. There would be no cash payment or other consideration for Compensation Shares issued to qualifying Qualified Members, although we will charge Qualified Members a reasonable fulfillment fee for the issuance of their shares.

In each Allocation, a participating Qualified Member’s award of Compensation Shares would be contingent on a vesting requirement that in the following 12 months the Qualified Member earn additional Points equal to or greater in number than the amount designated by the Qualified Member for that Allocation. Shares would be issued at the end of the 12-month period to participating Qualified Members who satisfied this vesting requirement. If a participating Qualified Member does not satisfy that contingency, no shares would be issued in that Allocation to that Qualified Member. The shares not issued to that Qualified Member would be issued pro rata to other participating Qualified Members who satisfied the vesting requirement in that Allocation, and the Points designated by the Qualified Member for that Allocation could be used by the Qualified Member in later Allocations. In each Allocation, a participating Qualified Member can designate any or all of the Qualified Member’s Points not previously exchanged for Compensation Shares. In the event of a merger, reorganization, liquidation, asset sale or other major transaction to which ChatChing is a party, the Board of Directors may, at its option, select one or more of the following: (a) all issued Points to remain outstanding, (b) convert some or all issued Points into Points to acquire stock in another corporation that is a party to the transaction, (c) continue the Points Plan, with newly issued Points to be convertible into stock in another corporation that is a party to the transaction; or (d) terminate the Points Plan and cancel all Points.

The complete Qualified Members Benefit Plan is filed as an exhibit to the registration statement. The Plan authorizes the Board of Directors to interpret the Plan and to supply any omission or reconcile any inconsistency in the Plan. The Board of Directors may amend the Plan from time to time provided, however, any such amendments may not adversely affect then-existing interests or expectations of then-existing Qualified Members or other participants.  In order to assure that any such amendments may not adversely affect then-existing interests or expectations of then-existing Qualified Members or other participants notwithstanding the fact that the Board has the unilateral right to amend the Plan, the Plan has been further amended to add the following to Section 12, as amended.  In order to assure any such amendments not adversely affect then-existing interests or expectations of then-existing Qualified Members or other participants, the Board of Director’s power to amend the Plan is limited as follows:  No amendment to the Plan will be applied retrospectively to any then-existing Qualified Members or other participants under the Plan prior to the date of the adoption of an Amendment, except as such amendment may be necessary to clarify any ambiguous terms or conditions of the Plan and then only in a way that does not adversely affect then-existing interests or expectations of then-existing Qualified Members or other participants.  This provision may not be altered by further amendment by the Board.

Our Industry

Social media are works of member-created video, audio, text or multimedia that are published and shared in a social environment, such as a blog, wiki or video hosting site. Social media is distinct from traditional media, such as newspapers, television and film in three key areas. First, social media can be created by almost anyone. Traditional media production generally requires creation by those with specialized skills and training. Conversely, social media can be created by anyone familiar with ordinary computer skills. Second, it is relatively inexpensive to publish information using social media. Traditional media requires expensive assets such as printing presses, television studios, or broadcast towers to widely disseminate information. Social media can be widely disseminated using a personal computer, laptop or smart phone with an internet connection. Third, social media can be produced or updated almost immediately. With traditional media, it can take weeks or months to write a story for a magazine, print the magazine, and deliver the magazine to the readers. With social media, members may post stories, pictures, or video about an event as it is happening.

Social networking is the use of social media to communicate informally with other members, or to find people with similar interests to oneself. Social networking websites can range from broad based sites open to potentially all internet members to other websites for more targeted audiences

Our Technology

We have contracted with Amazon Web Service to host our website under the standard form AWS Customer Agreement.  At launch our website will be able to serve over 5 million members.

We believe that Amazon Web Service will be able to meet our needs as our website attracts more members.  However, we do not have any long term contracts with Amazon Web Service.  In the event that Amazon Web Service can no longer meet our needs, we believe that there are many other server providers that have the capabilities to host our website.

Our Intellectual Property

We rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our intellectual property. We plan to register our domain names, trademarks, and service marks in the United States. Our registered trademarks in the United States include the service mark “ChatChing,” with serial number 85235907 and filing date of February 7, 2011 and Use It, Own It with serial number 85310122 and filing date of May 2, 1011; both expire in 2021.  In addition, we also protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

ChatChing.com’s proprietary software is being developed by a team of independently contracted programmers and graphic developers. We have developed a fully functioning social networking site and are in the final stages of testing. Additionally, we continue developments efforts to enhance the member interface and expand site capacity. Remaining planned development costs are approximately $10,000 which we anticipate will be funded by loans from management.  Through contractual agreements, we own the proprietary software and other inventions created by such independent programmers and graphic developers. Furthermore, each of the independent programmers and graphic developers have entered into non-disclosure agreements to help protect our intellectual property and other confidential information.

Competition

There are numerous social networking sites.  Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. If we are unable to compete successfully, our business may suffer and our sales cycles could lengthen, resulting in a loss of market share or revenues.

We are a very small competitor in the market.  Facebook is the largest social networking website with 800 million members. Twitter has 175 million members. LinkedIn is website targeted towards professional and career social networking. LinkedIn has approximately 100 million members. Its members create a profile containing an outline of their current and former professional achievements and connect their profiles with other people with whom they have professional, educational, or personal relationships. hi5 is a social networking website targeted towards gamers and is popular in Latin America. hi5 has over 40 million monthly visitors and is available in over 50 languages.  There are many other social networking websites of all sizes.

We believe that competition within the industry based principally on a combination of quality, price, design, responsiveness and delivery, reputation, production capacity and after sales customer services. We distinguish ourselves from our competitors by not only offering and easy to use comprehensive social networking site, but also, by giving our members who become Qualified Members gain the ability to become a shareholders of our company as compensation for rendering specified bona-fide business development services under the Qualified Member Agreements.

Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their members and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by members. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their members and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause members to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to members when there is a security breach for personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data.  We will post on our website our privacy policy and member agreement, which describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Employees

Currently, in addition to management who now devote full time to our business, we have a Chief Technology Officer who began devoting full time to our business subsequent to September 30, 2012.  We have no other employees, and all services not provided by management and our CTO are provided by contractors.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

The Company does not own any real property.

The Company’s current business address is 1061 E. Indiantown Rd. #400, Jupiter FL  33477, provided at no cost by corporate counsel.

We anticipate moving our principal office location after we hire employees.

We do not intend to renovate, improve, or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading History

Our common stock is not quoted on the Over-The-Counter Bulletin Board or any other OTC Market.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Florida Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

Pursuant to the options described below, one non affiliated shareholder in September 2012 acquired 20,952,381 shares at a price of $.00000125 for aggregate consideration of $26.19.  In connection as required in the option, the non-affiliated shareholder loaned us the additional sum of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 pursuant to the terms of the Option Agreement previously filed as an exhibit to our report on Form 10-Q for the period ending March 31, 2012.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents. We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

·	None of these issuances involved underwriters, underwriting discounts or commissions.
·	Restrictive legends were and will be placed on all certificates issued as described above.
·	The distribution did not involve general solicitation or advertising.
·	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

The investor was accredited, and we provided the following to him:

·	Access to all our books and records.
·	Access to all material contracts and documents relating to our operations.
·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Redemption of Issuer Securities

None, although Mr. Pfirman, President and Director, has agreed to return for no additional consideration 4,047,619 shares owned by him prior to the end of January 2013, effective upon written acceptance by the Board.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)
the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Plan of Operations

We incurred $178,861 in expenses from inception to fiscal year end September 30, 2011. For the fiscal year ended September 30, 2012, we incurred an additional $200,284 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $50,659, professional fees primarily in connection with our registration statement of $103,953, and website hosting expenses of $31,206.  For the period of inception through September 30, 2012, we incurred an additional aggregate of $370,145 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $79,019, professional fees primarily in connection with our registration statement of $248,140 and website hosting expenses of $37,520.

We anticipate taking the following steps to implement our business plan in the next 12 months. Our capital requirements for implementation of these steps are estimated at $125,000, as set forth in the table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion

Additional Site and App Development	Final Development of the Website and costs associated with going public, including additional estimated legal and accounting fees of $25,000	Thru March of 2013	$75,000

Launch and Promote Web Site	Launch Web Site with promotional activities. Includes PR activity, limited and targeted web based advertising, and internet blogging activity by a specialized team. Also, finalize translations of site in key 16 languages aside from English. Additional trademarks to be added/defended as needed.	1 – 3 months after the launch of service.	$25,000

Continued Service	Initial Growth.	Year 1 following launch.	$25,000

Liquidity and Capital Resources

In addition to our estimated capital requirements of $125,000 in the next 12 months as described above, we will incur other costs payable to non-affiliated third parties irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $50,000 for the next 12 months. Accordingly, we estimate our capital requirements for the next 12 months to be approximately $175,000.

At September 30, 2012, we had only $74,841 in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $14,000 per month.  At September 30, 2012, Steven Pfirman, our President, Secretary and Director and Nicholas Palin, a Director, loaned $481,660 $249,297 by Mr. Pfirman and $232,362.50 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under identical Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on January 23, 2012 to be in the amount of $250,000 each, aggregating $500,000, bearing interest at zero percent due on December 31, 2012.  The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans.  The loans are secured by Security Agreements pledging all assets of the Company as security for the loans.  During October 2012 the Company repaid $64,000 of the related party line of credit to Mr. Pfirman.

In April 2012, we secured additional loans of an aggregate of $175,000 from two non-affiliated third parties, $175,000 from one and $175,000 from another, both due December 31, 2014. Interest on these loans accrues at one quarter percent (.25%) per annum, the applicable federal rate for transactions of this type as of the date of the note.  The principal and accrued interest on these loans are not due and payable until December 31, 2014.  The principal balance on these loans may be prepaid at any time and from time to time. At, September 30, 2012, there was $18,340 remaining on these lines.  However, In addition, because of the October partial repayment to Mr. Pfirman described above, at October 1, 2012 there was $61,915 remaining upon the Credit Lines from our officers and directors.

In connection with the additional loans from the two non-affiliated third parties, we sold the two lenders who were Accredited Investors an aggregate of 58,095,238 additional shares of common stock at a price of $.00000125 per share for an aggregate of $72.62.

On May 8, 2012, the Company issued options to the aforementioned accredited investors to acquire 20,952,381 shares of common stock each from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Options can only be exercised upon the funding of additional loans in the amount of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 and in connection therewith receive the promissory notes of Company similar in form and substance to that issued in connection with the loans described above. The options expired 10 days after the first date the Company's website becomes operational.

Pursuant to the options described above, one non affiliated shareholder in September 2012 acquired 20,952,381 shares at a price of $.00000125 for aggregate consideration of $26.19.  In connection as required in the option, the non-affiliated shareholder loaned us the additional sum of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 pursuant to the terms of the Option Agreement previously filed as an exhibit to our report on Form 10-Q for the period ending March 31, 2012.

In order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. Further, it is likely that any future financing efforts may be hindered as a result of our plans to issue a large number of shares to consultants in exchange for non-cash consideration as described in “Business,” above will be funded by loans from management under the Credit Line Agreements as set forth above. If we fail to meet these requirements, we will be unable to use or continue to use our registration statement to continue to issue stock under our Employee/Consultant Benefit Plan.

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.   We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets at September 30, 2012 and 2011	F-3

Statements of Operations for the year ended September 30, 2012, the period from January 19, 2011 (inception) to September 30, 2011, and the period from January 19, 2011 (inception) to September 30, 2012
F-4

Statements of Changes in Stock Holder’s Deficit for the year ended September 30, 2012, the period from January 19, 2011 (inception) to September 30, 2011, and the period from January 19, 2011 (inception) to September 30, 2012
F-5

Statements of Cash Flows for the year ended September 30, 2012, the period from January 19, 2011 (inception) to September 30, 2011, and the period from January 19, 2011 (inception) to September 30, 2012
F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
ChatChing, Inc.
(f/k/a Social Network Marketing, Inc.) Jupiter, Florida

We have audited the accompanying balance sheet of ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (a Development Stage Company) (the “Company”) at September 30, 2012 and 2011 and the related statement of operations, changes in stockholders’ equity and cash flows for the twelve month period ended September 30, 2012 and the period from January 19, 2011 (Inception) to September 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has significant related party transactions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (a Development Stage Company) as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the period from January 19, 2011 (Inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in process of developing its technology and has not generated any revenue to date. The lack of operating revenues and the dependency of stockholder loans for future development and working capital raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton, LLP

Jupiter, Florida

December 31, 2012

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2012 AND 2011

ASSETS
	September 30, 2012	September 30, 2011
Current assets:
Cash	$74,841	$13,222
Total current assets	74,841	13,222

Other assets:
Website development costs, net of amortization of $4,632 and $0	$502,584	128,551
Trademarks	2,430	1,608
Total other assets	505,014	130,159

Total assets	$579,855	$143,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Related party advances	$27,000	$89,369
Lines of credit - related parties	481,660	232,467
Total current liabilities	508,660	321,836

Other liabilities:
Long term notes payable	$388,371	-
Total other liabilities	388,371	-

Commitments and contingencies

Stockholders' deficit:
Common stock, 800,000,000 shares authorized;
404,047,619 and 325,000,000 shares issued and outstanding
at September 30, 2012 and 2010 respectively	61,969	406
Deficit accumulated during development stage	(379,145)	(178,861)
Total stockholders' deficit	(317,176)	(178,455)

Total liabilities and stockholders' deifict	$579,855	$143,381

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2012 , the period from January 19 (Inception) to September 30, 2011 and 2012

	Year Ended September 30, 2012	Period from January 19, 2011 to September 30, 2011	Period from January 19, 2011 (Inception) to September 30, 2012
Revenue	$-	$-	$-

Operating expenses:
General and administrative	50,659	28,360	79,019
Professional fees	103,953	144,187	248,140
Interest expense	9,834	-	9,834
Amortization	4,632	-	4,632
Hosting expense	31,206	6,314	37,520
Total operating expenses	200,284	178,861	379,145

Net loss from operations before income taxes	(200,284)	(178,861)	(379,145)

Income taxes	-	-	-

Net Loss	$(200,284)	$(178,861)	$(379,145)

Loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	352,866,928	321,791,339

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2012 , the period from January 19 (Inception) to September 30, 2011 and 2012

	Common Stock			Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	APIC	Development Stage	Equity
Balance, January 19, 2011 (Inception)

Issuance of common stock	325,000,000	406	-	-	406

Net loss	-	-	-	(178,861)	(178,861)

Balance, September 30, 2011	325,000,000	406	-	(178,861)	(178,455)

Issuance of warrants	-	-	61,463	-	61,463

Issuance of common stock upon exercise of warrants	79,047,619	61,563	(61,463)	-	100

Net loss	-	-	-	(200,284)	(200,284)

Balance, September 30, 2012	404,047,619	$61,969	$-	$(379,145)	$(317,176)

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011 AND FROM JANUARY 19 (INCEPTION) THROUGH SEPTEMBER 30, 2012

	September 30, 2012	September 30, 2011	January 19, 2011 (Inception) -September 30, 2012

Cash flows from operating activities:
Net loss from operations	$(200,284)	$(178,861)	$(379,145)
Reconciliation of net loss to net cash used in operating activities:
Amortization of debt discount	9,834	-	9,834
Expenses paid via issuance of common stock	-	6	6
Amortization of website costs	4,632	-	4,632
Expenses paid directly via lines of credit - related parties	129,832	32,808	162,640
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses payable	(62,369)	89,369	27,000
Net cash used in operating activities	(118,355)	(56,678)	(175,033)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from line of credit - related parties	-	69,500	69,500
Proceeds from notes payable	440,000	-	440,000
Proceeds from issuance of common stock	73	400	473
Cash payments on line of credit - related parties	(260,099)	-	(260,099)
Net cash provided by financing activities	179,974	69,900	509,973

Net increase in cash and cash equivalents	61,619	13,222	74,841

Cash and cash equivalents, beginning of period	13,222	-	-

Cash and cash equivalents, end of period	$74,841	$13,222	$74,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Capital expenditures funded by lines of credit	$374,855	$130,159	$505,014

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Financial Statements

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

Going Concern
As shown in the accompanying balance sheet, the Company has a working capital deficit of approximately $407,000 at September 30, 2012. The Company is currently in the development stage and has been spending a majority of its time in the development of its website and related trademarks.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Cash equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company has no cash equivalents at September 30, 2012 and 2011.

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

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Trademark Costs
As of September 30, 2012, the company was the holder of certain trademarks.  Trademarks are not amortized, but reviewed for impairment annually or more frequently if certain indicators arise.

Website Development Costs
The Company capitalizes development costs incurred subsequent to the establishment of technological feasibility. The Company determined technological feasibility to be established upon the internal release of a working model of its website. Upon the release, development costs are amortized over periods not exceeding three years, based on the estimated economic life.

Earnings Per Share
Net profit (loss) per common share (“EPS”) is computed using the average number of common shares outstanding over the respective periods.

Note 3 – Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

Note 4 – Concentration of Credit Risk

The Company maintains cash balances at a financial institution in the state of Florida.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  The Company’s cash balances at September 30, 2012 were within FDIC insured limits.

Note 5 – Income Taxes

At September 30, 2012, the Company had gross deferred tax assets of approximately $141,834.  The Company determined that it is not more-likely-than-not that such asset will be realized, and as such has established a full valuation allowance at September 30, 2012.  The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use.

The Company’s loss before income taxes of $200,284 is comprised entirely of operations in the United States.  The effective tax rate of 0% differs from the statutory United States federal income tax rate of 34% due primarily to the valuation allowance.  The valuation allowance has increased by $75,039 for the year ending September 30, 2012 from the period January 19, 2011 to September 30, 2011.

The reconciliation of the provision for income taxes for the year ended September 30, 2012, and the period January 19 (inception) to September 30, 2011, and the amount computed by applying the federal income tax rate to net loss is as follows:

	September 30,
	2012	2011
Tax provision (benefit) at statutory rate	(67,800)	(60,352)
State taxes, net of federal expense	(7,239)	(6,443)
Change of valuation allowance	75,039	66,795
	-	-

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Financial Statements

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

Note 7 – Lines of Credit – Related Parties

On March 11, 2011, the Company entered into two revolving line of credit agreements with each of its two (2) stockholders in the amount of $125,000, aggregating $250,000 to fund development stage operations.  On January 23, 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000.

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

On September 27, 2012 the Company issued an additional $90,000 note to the accredited investor.  The Note also accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (February 28, 2015).  In connection with this note, the Company issued warrants to purchase 20,952,381 shares of No-Par Common Stock for $26, which was exercised.  The warrants were recorded at fair value resulting in the recognition of $12,293 as a debt discount.  The proceeds were used for working capital.

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

During the year ended September 30, 2012, the Company issued 79,047,619 shares of no par common stock upon the exercise of warrants issued in connection with the issuance of notes payable (Note 8).

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Financial Statements

Note 10 – Subsequent Events

Common Stock (Unaudited)
During January 2013, the Company's president contributed 4,047,619 shares of the Company's Common Stock, which are being held by the Company in the form of Treasury Stock.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

As we are a Section 15(d) reporting company and this is our first 10-K since our registration statement was declared effective, as noted in the registration statement, this assessment is not required until our 10-K for the fiscal year ending September 30, 2013.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Steven L. Pfirman	43	President, Secretary and Director

Nicholas Palin	64	Director

Steven L. Pfirman has been our President, Secretary and a member of our Board of Directors since inception in March 2011. Mr. Pfirman is one of the founders of ChatChing Inc. From 2007 to the July 28, 2011, Mr. Pfirman had been Vice President of Operations for AgroLabs, Inc.  Agrolab, Inc. is a manufacturer of liquid nutritional supplements that are sold into large national retailers, including Costco, Sam’s Club and BJ’s Wholesale club. From 2005 to the present, Mr. Pfirman has been the sole shareholder, director and president of Jasaly Management. Jasaly Management owns a Dunkin Donuts Franchise Restaurants located in Jupiter, Florida. From 2000 to the present, Mr. Pfirman has been a Member and Manager of Fifth Leg Management, LLC, which is a sales and marketing Qualified Member for AgroLabs, Inc.. Mr. Pfirman holds a Bachelors of Science degree from the University of Pennsylvania’s Wharton School of Business with a focus on accounting and information technology management. Mr. Pfirman terminated his employment with AgroLabs at the end of July 2011 and anticipates spending only 10-15 hours a month on other activities, devoting what will essentially be full time to our business thereafter. As a member of the Board, Mr. Pfirman contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Nickolas Palin has been a member of our Board of Directors since inception in March 2011. Mr. Palin is one of the founders of ChatChing Inc. From March 2008 to the July 28, 2011, Mr. Palin had been President of AgroLabs, Inc. AgroLabs, Inc. is a manufacturer of liquid nutritional supplements that are sold into large national retailers, including Costco, Sam’s Club and BJ’s Wholesale club. From 2004 to February 2008, Mr. Palin was a Manager of CDS International Holdings, a business advisory company. Mr. Palin holds a degree in Criminal Justice from the John Jay College of Criminal Justice at City University of New York. Mr. Palin also terminated his employment with AgroLabs at the end of July 2011 and anticipates spending only 10-15 hours a month on other activities, devoting what will essentially be full time to our business thereafter. As a member of the Board, Mr. Palin contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Family Relationships

There are no family relationships between our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

·
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

·
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Executive Officers

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address for these shareholders  c/o ChatChing Inc., 1061 E. Indiantown Rd. #400, Jupiter FL  33477.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Steven L. Pfirman	190,000,000	47.02%
Nicholas Palin	110,000,000	27.22%
Douglas Harrold	20,000,000	5.00%
All directors and executive officers as a group [2 Persons]	300,000,000	74.24%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 404,047,619 shares of common stock outstanding as of September 30, 2012.

It is noted that Mr. Pfirman, President and Director, has agreed to return for no additional consideration 4,047,619 shares owned by him prior to the end of January 2013, effective upon written acceptance by the Board and as such is not reflected in the table above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

At September 30, 2012, Steven Pfirman, our President, Secretary and Director and Nicholas Palin, a Director, loaned $481,660 $249,297 by Mr. Pfirman and $232,362.50 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under identical Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on January 23, 2012 to be in the amount of $250,000 each, aggregating $500,000, bearing interest at zero percent due on December 31, 2012.  The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans.  The loans are secured by Security Agreements pledging all assets of the Company as security for the loans.  During October 2012 the Company repaid $64,000 of the related party line of credit to Mr. Pfirman.

Mr. Pfirman, President and Director, has agreed to return for no additional consideration 4,047,619 shares owned by him prior to the end of January 2013, effective upon written acceptance by the Board.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Daszkal Bolton LLP was our independent auditors for the fiscal years ended September 30, 2012 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2011.

Audit fees: 2011  $20,862
                    2012   $28,275

Tax  Fees: 2012    $2,350

Total for 2012:  $30,625

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

CHATCHING INC.

January 14, 2013	By:	/s/ Steve Pfirman
Steve Pfirman,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated

SIGNATURE	NAME	TITLE	DATE

/s/ Steve Pfirman	Steve Pfirman	Chief Executive Officer, Principal Financial Officer,	January 14, 2013
Principal Accounting Officer, Director

/s/ Nick Palin	Nick Palin	Director	January 14, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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