Form 10-Q
period 2012-12-31
ChatChing Inc.
filed 2013-02-15
CIK 1524083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 15, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	379,047,619

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Table of Contents

Financial Statements:

Condensed Balance Sheets at December 31, 2012 (Unaudited) and September 31, 2012	F-1

Condensed Statements of Operations for the period from October 1, 2012 through December 31, 2012, the period October 1, 2011 through December 31, 2011, and the period from January 19, 2011 (inception) to December 31, 2012 (Unaudited)
F-2

Condensed Statements of Changes in Stockholder’s Deficit for the period from January 19, 2011 (inception) to December 31, 2012 (Unaudited)	F-3

Condensed Statements of Cash Flows from the period from October 1, 2012 through December 31, 2012, the period October 1, 2011 through December 31, 2011, and the period from January 19, 2011 (inception) to December 31, 2012 (Unaudited)
F-4

Notes to Condensed Financial Statements	F-5

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
DECEMBER 30, 2012 (UNAUDITED) AND SEPTEMBER 30, 2012

ASSETS
	December 31, 2012	September 30, 2012
	(Unaudited)
Current assets:
Cash	$26	$74,841
Total current assets	26	74,841

Other assets:
Website development costs, net of amortization of $47,513 and $4,632	$459,853	$502,584

Trademarks	10,410	2,430
Total other assets	470,263	505,014

Total assets	$470,289	$579,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Related party advances	$494	$27,000
Lines of credit - related parties	498,719	481,660
Total current liabilities	499,213	508,660

Other liabilities:
Long term notes	$396,199	$388,371
Total other liabilities	396,199	388,371

Commitments and contingencies

Stockholders' deficit:
Common stock, 800,000,000 shares authorized; 404,047,619 shares issued and outstanding at December 31, 2012 and September 30, 2012 respectively	61,969	61,969
Additional paid in capital	4,648	-
Deficit accumulated during development stage	(491,740)	(379,145)
Total stockholders' deficit	(425,123)	(317,176)

Total liabilities and stockholders' deifict	$470,289	$579,855

See notes to condensed financial statements.

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
Condensed STATEMENTS OF OPERATIONS
FROM OCTOBER 1, 2012 TO DECEMBER 31, 2012, FROM OCTOBER 1, 2011 TO DECEMBER 31, 2012, AND
FROM JANUARY 19, 2011 (INCEPTION) TO DECEMBER 31, 2012 (UNAUDITED)

	Period from October 1, 2012	Period from October 1, 2011	Period from January 19, 2011 (Inception)
	to	to	to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	4,833	14,023	83,852
Professional fees	500	8,560	248,640
Interest expense	7,828	-	17,662
Amortization	42,881	-	47,513
Hosting expense	9,812	6,902	47,332
Website maintenance	46,741	-	46,741
Total operating expenses	112,595	29,485	491,740

Net loss from operations before income taxes	(112,595)	(29,485)	(491,740)

Income taxes	-	-	-

Net Loss	$(112,595)	$(29,485)	$(491,740)

Loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	404,047,619	325,000,000

See notes to condensed financial statements.

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
FROM JANUARY 19, 2011 (INCEPTION) TO DECEMBER 31, 2012 (UNAUDITED)

				Deficit Accumulated
	Common Stock			During the Development	Total Stockholders'
	Shares	Amount	APIC	Stage	Equity

Balance, January 19, 2011 (Inception)

Issuance of common stock for cash	325,000,000	406	-	-	406

Issuance of warrants	-	-	61,463	-	61,463

Issiance of common stock upon exercise of warrants	79,047,619	61,563	(61,463)	-	100

Net loss	-	-	-	(379,145)	(379,145)

Balance, September 30, 2012	404,047,619	61,969	-	(379,145)	(317,176)

Contribution from shareholder	-	-	4,648	-	4,648

Net loss	-	-	-	(112,595)	(112,595)

Balance, December 31, 2012	404,047,619	$61,969	$4,648	$(491,740)	$(425,123)

See notes to condensed financial statements.

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FROM OCTOBER 1, 2012 TO DECEMBER 31, 2012, FROM OCTOBER 1, 2011 TO DECEMBER 31, 2012, AND
FROM JANUARY 19, 2011 (INCEPTION) TO DECEMBER 31, 2012 (UNAUDITED)

	Period from October 1, 2012 through December 31, 2012	Period from October 1, 2011 through December 31, 2011	January 19, 2011 (Inception) -December 31, 2012

Cash flows from operating activities:
Net loss from operations	$(112,595)	$(29,485)	$(491,740)
Reconciliation of net loss to net cash used in operating activities:
Amortization of debt discount	7,828	-	17,662
Expenses paid via issuance of common stock	-	-	6
Amortization of website costs	42,881	-	47,513
Expenses paid directly via lines of credit - related parties	17,059	78,689	162,640
Contributions from owners	4,648	-	4,648
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses payable	(26,506)	(85,707)	494
Increase (Decrease) in website development costs	(150)	-	(264,087)
Increase (Decrease) in trademarks	(7,980)	-	(10,410)
Net cash used in operating activities	(74,815)	(36,503)	(533,274)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from line of credit	-	23,300	92,800
Proceeds from notes payable - related parties	-	-	440,000
Proceeds from issuance of common stock	-	-	500
Net cash provided by financing activities	-	23,300	533,300

Net increase (decrease) in cash and cash equivalents	(74,815)	(13,203)	26

Cash and cash equivalents, beginning of period	74,841	13,222	-

Cash and cash equivalents, end of period	$26	$19	$26

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Capital expenditures funded by lines of credit	$-	$69,717	$507,216

See notes to condensed financial statements.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern
As shown in the accompanying balance sheet, the Company has a working capital deficit of approximately $499,000 at December 31, 2012. The Company is currently in the development stage and has been spending a majority of its time in the development of its website and related trademarks.

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

Cash equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company has no cash equivalents at December 31, 2012 and September 30, 2012 respectively.

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

Trademark Costs
As of December 31, 2012, the company was the holder of certain trademarks.  Trademarks are not amortized, but reviewed for impairment annually or more frequently if certain indicators arise.

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

Note 4 – Concentration of Credit Risk

The Company maintains cash balances at a financial institution in the state of Florida.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  The Company’s cash balances at December 30, 2012 were within FDIC insured limits.

Note 5 – Income Taxes

At December 31, 2012, the Company had gross deferred tax assets of approximately $184,204.  The Company determined that it is not more-likely-than-not that such asset will be realized, and as such has established a full valuation allowance at December 31, 2012.  The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use.

The Company’s loss before income taxes of $112,595 is comprised entirely of operations in the United States.  The effective tax rate of 0% differs from the statutory United States federal income tax rate of 34% due primarily to the valuation allowance.  The valuation allowance has increased by $42,370 for the period ending December 31, 2012 from the year ended September 30, 2012.

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Financial Statements

Note 5 – Income Taxes, continued

The reconciliation of the provision for income taxes for the quarter ended December 30, 2012, and the year ended September 30, 2012, and the amount computed by applying the federal income tax rate to net loss is as follows:

	December 31, 2012	September 30, 2012

Tax provision (benefit) at statutory rate	$(38,283)	$(67,800)
State taxes, net of federal expense	(4,087)	(7,239)
Change of valuation allowance	42,370	75,039
	$-	$-

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

Note 7 – Lines of Credit – Related Parties

In March 2011, the Company entered into two revolving line of credit agreements with its two (2) founding stockholders in the amount of $125,000, aggregating $250,000 to fund development stage operations.  In January 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000.

Note 8 – Notes Payable – Related Parties

In April 2012, the Company issued $175,000 Notes to two (2) accredited investors, aggregating to $350,000.  The Notes accrue PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014).  In connection with each of the Notes, the Company issued warrants to purchase 29,047,619 shares of no-par common stock for $36, which were exercised.  The warrants were recorded at fair value, resulting in the recognition of $49,170 as debt discount.

In September 2012, the Company issued a $90,000 note to an accredited investor.  The Note also accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (February 28, 2015).  In connection with this note, the Company issued warrants to purchase 20,952,381 shares of No-Par Common Stock for $26, which was exercised.  The warrants were recorded at fair value resulting in the recognition of $12,293 as a debt discount.

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

Note 10 – Subsequent Events

Notes Payable

In February 2013, the Company issued a $150,000 Note to an accredited investor. The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014). In connection with the Note, the Company issued warrants to purchase 29,047,619 shares of no-par common stock for $36, which were exercised.

Share Redemption

In February 2013, the Company's two founding stockholders collectively transferred 54,047,619 shares of the Company's common stock to the Company.

The number of shares outstanding decreased by 25 million as a result of the above transactions.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the quarter ended December 31, 2012 and 2011.  The discussion also includes subsequent activities up to February 15, 2012.  These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).

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

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Overview

ChatChing operates a recently launched social networking website. We have designed our website to enable users to connect and communicate with each other, share information and user-generated content.  We plan to generate revenues from online advertising at our website. We plan to offer a wide range of online advertising formats and solutions, including display advertising, social advertisements, promoted news feed items, and fan/brand pages.

We continue development of web site functionalities and to pursue state registrations to conduct our offering in all US states and territories. Current we are able to provide our service to the residents of 33 states and territories. We have not yet generated or realized any revenues from our business operations.

In addition to our website, we are developing a mobile application for members to access our service.  We anticipate releasing this application in March 2013.

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

Plan of Operations

We incurred $178,861 in expenses from inception to fiscal year end September 30, 2011. These expenses in the aggregate consist primarily of general and administrative costs of $28,360, professional fees primarily in connection with our registration statement of $144,187 and website hosting expenses of $6,314.

For the fiscal year ended September 30, 2012, we incurred an additional $200,284 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $50,659, professional fees primarily in connection with our registration statement of $103,953 and website hosting expenses of $31,206.

For the quarter ended December 31, 2012, we incurred an additional $112,595 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $4,833, professional fees primarily in connection with our registration statement of $500, website maintenance costs of $46,741, and website hosting expenses of $9,812.

We anticipate taking the following steps to implement our business plan in the next 12 months. Our capital requirements for implementation of these steps are estimated at $85,000, as set forth in the table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Post Launch Development	Continue development of services. (Website and mobile apps)	Current	$35,000
Marketing Of Service	Begin public relations activities promoting growth and usage of ChatChing.	Q3 2013 (April-June)	$25,000
Growth to Critical Mass	Maintain service until achieving cash flow neutrality.	Q4 2013	$25,000
Continued Service	We anticipate maintaining operations within available cash flow.	2014 onward	$0

Liquidity and Capital Resources

In addition to our estimated capital requirements of $85,000 in the next 12 months as described above, we will incur other costs payable to non-affiliated third parties irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $50,000 for the next 12 months. Accordingly, we estimate our capital requirements for the next 12 months to be approximately $135,000.

As of February 8, 2013, Steven Pfirman, our President, Secretary and Director and Nicholas Palin, a Director, loaned approximately $500,000, consisting of $250,000 by Mr. Pfirman and $250,000 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under identical Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on January 23, 2012 to be in the amount of $250,000 each, aggregating $500,000, bearing interest at zero percent due on December 31, 2013.  The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans.  The loans are secured by Security Agreements pledging all assets of the Company as security for the loans. Thus, at February 15, 2013, there were no additional funds available under these lines of credit.

In April 2012, we secured additional loans of an aggregate of $175,000 from two non-affiliated third parties, $350,000 from one and $175,000 from another, both due December 31, 2014. Interest on these loans accrues at one quarter percent (.25%) per annum, the applicable federal rate for transactions of this type as of the date of the note.  The principal and accrued interest on these loans are not due and payable until December 31, 2014.  The principal balance on these loans may be prepaid at any time and from time to time.

In connection with the additional loans from the two non-affiliated third parties, we sold the two lenders who were Accredited Investors an aggregate of 58,095,238 additional shares of common stock at a price of $.00000125 per share for an aggregate of $72.62.

In April, the Company issued warrants to the aforementioned accredited investors to acquire 20,952,381 shares of common stock each from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Options can only be exercised upon the funding of additional loans in the amount of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 and in connection therewith receive the promissory notes of Company similar in form and substance to that issued in connection with the loans described above. The options expired 10 days after the first date the Company's website become operational.

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

In February 2013, we secured an additional loan of $150,000 from one of non-affiliated third parties above, due December 31, 2015. Interest on this accrues at one quarter percent (.25%) per annum, the applicable federal rate for transactions of this type as of the date of the note.  The principal and accrued interest this loan are not due and payable until December 31, 2015.  The principal balance on these loans may be prepaid at any time and from time to time. In addition, there is $0 remaining upon the Credit Lines from our officers and directors.

In connection with the February 2013 additional loan from the non-affiliated third party, we sold the lender who is an Accredited Investor 29,047,619 additional shares of common stock at a price of $.00000125 per share for an aggregate of $36.31.

On February 6, 2013, the Company issued an option to the aforementioned accredited investor to acquire 20,952,381 shares of common stock from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Option can only be exercised upon the funding of an additional loan in the amount of $75,000 with simple interest of .25% per annum, all principal and interest due December 31, 2015 and in connection therewith receive a promissory note of Company similar in form and substance to that issued in connection with the previous loan from this investor described above. The options expired 10 days after the first date the Company enlists 10,000 persons registered as consulting members for ChatChing (on the site or via the mobile app).

At December 31, 2012, we had $26 in our bank account.  However, due to the financing activities described above, at February 8, 2013, we had $149,469 in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $14,166 per month. Accordingly, we will need an estimated $20,523 in addition to the cash on hand at February 8, 2013 to fund our business for the next 12 months.

We anticipate becoming cash flow positive during the next 12 months with the currently available funds and that this cash flow will cover the $20,523 shortfall described above. Should we not reach positive cash flow as planned, we would need to secure additional funds from a future offering of our stock or other financing sources. However, this offering may not occur, or if it occurs, may not raise the required funding.  We have no contracts, agreements or commitments for any other financing.  Further, it is likely that any future financing efforts may be hindered as a result of our plans to issue a large number of shares to consultants in exchange for non-cash consideration as described in “Business,” in our Form 10-K for the fiscal year ended September 30, 2012.

If we fail to meet on-going SEC reporting requirements, we will be unable to use or continue to use our registration statement to continue to issue points and stock under our Qualified Member Stock Agreement.

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern. We do not have any plans or specific agreements for new sources of fundingor any planned material acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required

ITEM 4.  CONTROLS AND PROCEDURES.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 1A.  RISK FACTORS.

Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the warrants issued in connection with loans in April 2012 described above, one non affiliated shareholder in September 2012 acquired 20,952,381 shares at a price of $.00000125 for aggregate consideration of $26.19.  In connection as required in the option, the non-affiliated shareholder loaned us the additional sum of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 pursuant to the terms of the Option Agreement previously filed as an exhibit to our report on Form 10-Q for the period ending March 31, 2012.

In connection with the February 2013 additional loan from the non-affiliated third party described above, we sold the lender who is an Accredited Investor 29,047,619 additional shares of common stock at a price of $.00000125 per share for an aggregate of $36.31.

On February 6, 2013, the Company issued an option to the aforementioned accredited investor to acquire 20,952,381 shares of common stock from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Option can only be exercised upon the funding of an additional loan in the amount of $75,000 with simple interest of .25% per annum, all principal and interest due December 31, 2015 and in connection therewith receive a promissory note of Company similar in form and substance to that issued in connection with the previous loan from this investor described above. The warrants expired 10 days after the first date the Company enlists 10,000 persons registered as consulting members for ChatChing (on the site or via the mobile app).

The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

o	None of these issuances involved underwriters, underwriting discounts or commissions.
o	Restrictive legends were and will be placed on all certificates issued as described above.
o	The distribution did not involve general solicitation or advertising.
o	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, we provided the following to all investors:

o	Access to all our books and records.
o	Access to all material contracts and documents relating to our operations.
o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Share Return

In February 2013 the Board of Directors accepted offers from the following officers and directors to return for no additional consideration the following number of shares:

Steve Pfirman – 29,047,619
Nick Palin – 25,000,000
Total Returned – 54,047,619

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

Exhibit No.	Document Description

10.1	Investment/Loan Documents February 2013

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

ChatChing, Inc., a Florida corporation

CHATCHING INC.

February 15, 2013	By:	/s/ Steve Pfirman
Steve Pfirman,
President

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Steve Pfirman	Steve Pfirman	Chief Executive Officer, Principal Financial Officer,	February 15, 2013
Principal Accounting Officer, Director

/s/ Nick Palin	Nick Palin	Director	February 15, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Investment/Loan Documents February 2013

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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