Form 10-Q
period 2013-06-30
ChatChing Inc.
filed 2013-08-16
CIK 1524083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-176962

ChatChing Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	379,047,619

Table of Contents

Financial Statements:

Condensed Balance Sheets at June 30, 2013 (Unaudited) and September 30, 2012	F-1

Condensed Statements of Operations for the period from October 1, 2012 to June 30, 2013, the period from October 1, 2011 to June 30, 2012, the period from April 1, 2013 to June 30, 2013, the period  from April 1, 2012 to June 30, 2012 and, the period from January 19, 2011 (inception) to June 30, 2013 (Unaudited)
F-2

Condensed Statements of Changes in Stockholder’s Deficit for the period from January 19, 2011 (inception) to June 30, 2013.(Unaudited)	F-3

Condensed Statements of Cash Flows from the period for October 1, 2012 to June 30, 2013, for the period October 1, 2011 to June 30, 2012, and for the period from January 19, 2011 (inception) to June 30, 2013 (Unaudited)
F-4

Notes to Condensed Financial Statements	F-5

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
June 30, 2013 (UNAUDITED) AND SEPTEMBER 30, 2012

ASSETS
	June 30, 2013	September 30, 2012
	(Unaudited)
Current assets:
Cash	$136	$74,841
Total current assets	136	74,841

Other assets:
Website development costs, net of
amortization of $133,299 and $4,632
as of June 30, 2013 and September 30, 2012, respectively	$384,467	$502,584
Trademarks	10,560	2,430
Total other assets	395,027	505,014

Total assets	$395,163	$579,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Related party advances	$28,226	$27,000
Lines of credit - related parties	508,096	481,660
Total current liabilities	536,322	508,660

Other liabilities:
Long term notes	$528,137	$388,371
Total other liabilities	528,137	388,371

Commitments and contingencies

Stockholders' deficit:
Common stock, 800,000,000 shares authorized;
379,047,619 and 404,047,619 shares issued and outstanding
at June 30, 2013 and September 30, 2012 respectively	104,152	61,969
Additional paid in capital	4,648	-
Deficit accumulated during development stage	(778,096)	(379,145)
Total stockholders' deficit	(669,296)	(317,176)

Total liabilities and stockholders' deficit	$395,163	$579,855

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
Condensed STATEMENTS OF OPERATIONS
FROM OCTOBER 1, 2012 TO June 30, 2013, FROM OCTOBER 1, 2011 TO June 30, 2012, AND
FROM April 1, 2013 TO June 30, 2013, FROM April 1, 2012 TO June 30, 2012, AND
FROM JANUARY 19, 2011 (INCEPTION) TO June 30, 2013 (UNAUDITED)

	Period from April 1, 2013 to June 30, 2013	Period from April 1, 2012 to June 30, 2012	Period from October 1, 2012 to June 30, 2013	Period from October 1, 2011 to June 30, 2012	Period from January 19, 2011 (Inception) to June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	6,067	11,350	15,050	40,161	94,069
Professional fees	18,553	36,770	71,269	98,404	319,409
Interest expense	12,885	3,278	31,912	3,278	41,746
Amortization	42,893	-	128,667	-	133,299
Hosting expense	6,140	7,691	32,473	20,728	69,993
Website maintenance	31,318	-	119,580	-	119,580
Total operating expenses	117,856	59,089	398,951	162,571	778,096

Net loss from operations before income taxes	(117,856)	(59,089)	(398,951)	(162,571)	(778,096)

Income taxes	-	-	-	-	-

Net Loss	$(117,856)	$(59,089)	$(398,951)	$(162,571)	$(778,096)

Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
					-
Weighted average number of shares outstanding	379,047,619	377,391,217	392,401,961	342,449,852

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FROM JANUARY 19, 2011 (INCEPTION) TO June 30, 2013 (UNAUDITED)

	Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, January 19, 2011 (Inception)

Issuance of common stock for cash	325,000,000	406	-	-	406

Issuance of warrants	-	-	61,463	-	61,463

Issuance of common stock upon	79,047,619	61,563	(61,463)	-	100
exercise of warrants

Net loss	-	-	-	(379,145)	(379,145)

Balance, September 30, 2012	404,047,619	61,969	-	(379,145)	(317,176)

Contribution from shareholder	-	-	4,648	-	4,648

Issuance of warrants			42,146	-	42,146

Issuance of common stock upon	29,047,619	42,183	(42,146)	-	37
exercise of warrants

Return and cancellation of common stock	(54,047,619)	-	-	-	-

Net loss	-	-	-	(398,951)	(398,951)

Balance, June 30, 2013	379,047,619	$104,152	$4,648	$(778,096)	$(669,296)

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FROM OCTOBER 1, 2012 TO June 30, 2013, FROM OCTOBER 1, 2011 TO June 30, 2012, AND
FROM JANUARY 19, 2011 (INCEPTION) TO June 30, 2013 (UNAUDITED)

	Period from October 1, 2012 to June 30, 2013	Period from October 1, 2011 to June 30, 2012	January 19, 2011 (Inception) to June 30, 2013

Cash flows from operating activities:
Net loss from operations	$(398,951)	$(162,571)	$(778,096)
Reconciliation of net loss to net cash used in operating activities:
Amortization of debt discount	31,912	3,278	41,746
Expenses paid via issuance of common stock	-	-	6
Amortization of website costs	128,667	-	133,299
Expenses paid directly via lines of credit - related parties	26,436	194,497	259,063
Contributions from owners	4,648	-	4,648
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses payable	1,226	(89,369)	28,226
(Decrease) in website development costs	(10,550)	(255,656)	(350)
(Decrease) in trademarks	(8,130)	(795)	(10,410)
Net cash used in operating activities	(224,742)	(310,616)	(321,868)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Principal reductions on line of credit - related parties	-	-	(260,099)
Proceeds from notes payable	150,000	350,000	590,000
Proceeds from issuance of common stock	37	73	541
Net cash provided by financing activities	150,037	350,073	330,442

Net (decrease) increase in cash	(74,705)	39,457	8,574

Cash, beginning of period	74,841	13,222	-

Cash, end of period	$136	$52,679	$136

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Capital expenditures funded by lines of credit	$26,436	$125,742	$507,216

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern
As shown in the accompanying balance sheet, the Company has a working capital deficit of approximately $141,000 at June 30, 2013. The Company is currently in the development stage and has been spending a majority of its time in the development of its website and related trademarks.

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

Cash equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company has no cash equivalents at June 30, 2013 and September 30, 2012 respectively.

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

Trademark Costs
As of June 30, 2013, the Company was the holder of certain trademarks.  Trademarks are not amortized, but reviewed for impairment annually or more frequently if certain indicators arise.

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

Note 4 – Concentration of Credit Risk

The Company maintains cash balances at a financial institution in the state of Florida.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  The Company’s cash balances at June 30, 2013 were within FDIC insured limits.

Note 5 – Income Taxes

At June 30, 2013, the Company had gross deferred tax assets of $291,959.  The Company determined that it is not more-likely-than-not that such asset will be realized, and as such has established a full valuation allowance at June 30, 2013.  The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use.

The Company’s loss before income taxes of $398,851 is comprised entirely of operations in the United States.  The effective tax rate of 0% differs from the statutory United States federal income tax rate of 34% due primarily to the valuation allowance.  The valuation allowance has increased by $150,125 as of June 30, 2013 as compared to September 30, 2012.

ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) (A Development Stage Company)
Notes to Financial Statements

Note 5 – Income Taxes, continued

The reconciliation of the provision for income taxes for the nine-month period ended June 30, 2013, and the year ended September 30, 2012, and the amount computed by applying the federal income tax rate to net loss is as follows:

	June 30, 2013	September 30, 2012

Tax provision (benefit) at statutory rate	$(135,643)	$(67,800)
State taxes, net of federal expense	(14,482)	(7,239)
Change of valuation allowance	150,125	75,039
	$-	$-

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

Note 7 – Lines of Credit – Related Parties

In March 2011, the Company entered into two revolving line of credit agreements with its two (2) founding stockholders in the amount of $125,000, aggregating $250,000 to fund development stage operations.  In January 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000.  In April of 2013, one of the founding stockholders amended the agreement to increase the line from $250,000 to $275,000 for an aggregate borrowing limit of $525,000.

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

During the nine month period ended June 30, 2013, the Company issued 29,047,619 shares of no par common stock upon the exercise of warrants issued in connection with the issuance of notes payable (Note 8).

On February 14, 2013 two of the officers of the company contributed a total of 54,047,619 shares to the Company for no consideration.  The shares were cancelled.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2013 and 2012. The discussion also includes subsequent activities up to August 15, 2013. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).

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

We continue development of web site functionalities and to pursue state registrations to conduct our offering in all US states and territories. Current we are able to provide our service to the residents of 35 states and territories. We have not yet generated or realized any revenues from our business operations.

In addition to our website, we are in final testing of the initial release of a mobile application for members to access our service. We now anticipate releasing this application in the coming weeks.

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

Plan of Operations

ChatChing Inc. has not generated any revenue as of June 30, 2013.

Results of Operations

For the three month periods ended June 30, 2013 vs. June 30, 2012

And

For the nine month periods ended June 30, 2013 vs. June 30, 2012

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

For the quarter ended June 30, 2013, we incurred an additional $62,080 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $5,918, professional fees primarily in connection with our registration statement of $26,383 website maintenance costs of $23,488, and website hosting expenses of $6,140.29, interest expense of $11,199 and authorization of capitalized website costs of $42,893.

For the nine months ended June 30, 2013, we incurred an additional $398,951 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $15,050, professional fees primarily in connection with our registration statement of $71,269 website maintenance costs of $119,850, website hosting expenses of $32,473, interest expense of $31,912 and authorization of capitalized website costs of $128,667.

We anticipate taking the following steps to implement our business plan in the next 12 months. Our capital requirements for implementation of these steps are estimated at $600,000, as set forth in the table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Post Launch Site Expansion	Continue development of services. (Website and mobile apps)	Current – December 2013	$100,000
Marketing and Growth	Public relations activities promoting growth and usage of ChatChing.	(September 2013 - June 2014)	$500,000
Continued Service	We anticipate maintaining operations within available cash flow.	mid 2014 onward	$0

Liquidity and Capital Resources

In addition to our estimated capital requirements of $600,000 in the next 12 months as described above, we will incur other costs payable to non-affiliated third parties irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $125,000 for the next 12 months. Accordingly, we estimate our capital requirements for the next 12 months to be approximately $725,000.

As of August 9, 2013, Steven Pfirman, our President, Secretary and Director and Nicholas Palin, a Director, loaned approximately $525,000, consisting of $275,000 by Mr. Pfirman and $250,000 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on April 8, 2013 to be in the amount of $275,000 and $250,000 respectively, aggregating $525,000, bearing interest at zero percent due on December 31, 2013. The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans. The loans are secured by Security Agreements pledging all assets of the Company as security for the loans. Thus, at August 9, 2013, there were no available funds remaining on these lines of credit.

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

In April, the Company issued warrants to the aforementioned accredited investors to acquire 20,952,381 shares of common stock each from the Company at a price of $.00000125 for aggregate consideration of $26.19. The warrant can only be exercised upon the funding of additional loans in the amount of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 and in connection therewith receive the promissory notes of Company similar in form and substance to that issued in connection with the loans described above. The warrant expired 10 days after the first date the Company's website become operational.

Pursuant to the warrant described above, one non affiliated shareholder in September 2012 acquired 20,952,381 shares at a price of $.00000125 for aggregate consideration of $26.19. In connection as required in the warrant, the non-affiliated shareholder loaned us the additional sum of $90,000 with simple interest of .25% per annum, all principal and interest due February 28, 2015 pursuant to the terms of the Warrant Agreement previously filed as an exhibit to our report on Form 10-Q for the period ending June 30, 2012.

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

On February 6, 2013, the Company issued a Warrant to the aforementioned accredited investor to acquire 20,952,381 shares of common stock from the Company at a price of $.00000125 for aggregate consideration of $26.19. The Warrant can only be exercised upon the funding of an additional loan in the amount of $75,000 with simple interest of .25% per annum, all principal and interest due December 31, 2015 and in connection therewith receive a promissory note of Company similar in form and substance to that issued in connection with the previous loan from this investor described above. The warrant expired 10 days after the first date the Company enlists 10,000 persons registered as consulting members for ChatChing (on the site or via the mobile app).

At August 9, 2013, we had $42 in our bank account. We anticipate our monthly burn rate for the next 12 months to be approximately $60,417 per month. Accordingly, we will need an estimated $724,958 addition to the cash on hand and available funds remaining on the lines of credit at May 5, 2013 to fund our business for the next 12 months.

We estimate our capital requirements for the next 12 months to be approximately $725,000.

We are currently in negotiations to secure these required funds thru the sales of additional equity. While we anticipate reaching positive cash flow with this offering, should we not reach positive cash flow as planned, we would need to secure additional funds from a future offering of our stock or other financing sources. However, these offerings may not occur, or if it occurs, may not raise the required funding. We have no contracts, agreements or commitments for any other financing. Further, it is likely that any future financing efforts may be hindered as a result of our plans to issue a large number of shares to consultants in exchange for non-cash consideration as described in “Business,” in our Form 10-K for the fiscal year ended September 30, 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures are effective.

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

None in this quarter.

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

ChatChing, Inc., a Florida corporation

CHATCHING INC.

August 16, 2013	By:	/s/ Steve Pfirman
Steve Pfirman,
President

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Steve Pfirman	Steve Pfirman	Chief Executive Officer, Principal Financial Officer,	August 16, 2013
Principal Accounting Officer, Director

/s/ Nick Palin	Nick Palin	Director	August 16, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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