Form 10-K
period 2013-09-30
ChatChing Inc.
filed 2014-01-22
CIK 1524083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – Less than $1,000.

As of January 22, 2014 there were 409,777,775 shares of the registrant’s company stock outstanding.

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

We maintain a website at www.chatching.com.

Business

We operate a social networking website, ChatChing.com. We have currently completed initial development of the site and it is open to the public.

Since our inception, we have spent over 20,000 man-hours to develop our website and have taken the following significant operational activities in furtherance of our business plan:

●
Developed a fully functional social networking website which has been available in private beta since April 11, 2011. Over 8000 hours in technical development work completed. The technical work included:

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

●	We own two trademarks (ChatChing and Use It Own It).
●	Service agreement entered with Amazon for hosting servers to ensure site capacity and facilitate potential rapid growth.
●	Chief Technical Officer and Chief Marketing Officer recruitment commenced for post launch revenue activities and site roll-out.

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

●
We continue development of more advanced features. These features include facial recognition, advanced member relationships, special profile pages, advanced privacy settings and member interest groups, integrated content with other social networking sites and dynamic updating of point counters. We anticipate that these functions will be available in the coming weeks and months, although because they are still under development there is no assurance as to when, if ever, they will actually become available:

●
Additionally We have developed an iOS® application to interface with ChatChing and are in beta testing. We anticipate launching this application in the second calendar quarter of 2014. This is an iPhone/iPad application which will provide access to ChatChing content from apple mobile devices.

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

We expect that our revenue will be derived from selling advertising space on ChatChing.com. We intend to offer social advertising capabilities with the ability for members to share interesting advertisements with others. As our members become more and more engaged in using ChatChing.com to serve daily social networking needs, we plan to collect data to facilitate sales of advertisements to a targeted member base. Our founders are experienced in working with online advertising metrics and maximizing advertising via specific demographic and socio-economic variables as well as member interests. We currently sell advertising thru Google AdSense. We intend to include in the coming months additional resellers including but not limited to AdBrite, Open X and Value Click. We currently have publisher accounts with both Google and Open X. We have publisher accounts with both Google and Open X but will need to provide them with a live site for final approval in the days just prior to launch of service. Our plan is to utilize existing ad marketplaces and begin direct sales when we have a critical mass of at least 250,000 active daily members. As of the date of this Report, we have not taken any action to sell advertising in this fashion and have no contracts, agreements or commitments from any advertising purchaser.

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

Further, through its Random Qualified Member Testing Program and monitoring of internet communications or if otherwise brought to its attention, if Company discover a Qualified Member has been making communications about its Qualified Member Program beyond those permitted under the Qualified Member Agreement, any Qualified Member violating this or any other provision of the Qualified Member Agreement will be terminated as a Qualified Member and will forfeit without consideration all accumulated Points and unvested Stock Awards.

Other provisions of the Qualified Member Agreement include:

●
Qualified Member may terminate the Agreement upon written notice to the Company, which shall be effective five (5) business days from the date of such notice. The Agreement shall also terminate upon award of all stock eligible to be awarded under the Plan.

No person may be a Qualified Member unless they are 13 years of age or older. If Qualified Member is older than 13 but younger than 18, this Agreement is not valid until the PARENTAL CONSENT FORM attached to the Agreement is completed and signed in full.

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

The compensation will be based upon Points awarded under the Plan and certain other conditions set forth in the Plan. We will award Points to Qualified Members who elect to participate in the Points program for the following types of services:

Category	Action / Event	Points Awarded	Frequency Limit
	Post invite Link to Major SN Site (FB, Twitter, LinkedIn, Google+, MySpace)	100	Once per month on a given site
	Post invite Link to non Major SN Site	10	10 Sites per month
	Address book extraction and invite	50	once per month min 50+ addresses
	Invites The Member Initiates	0	Once per email address
	Accepted Identified/Company Invited Users Provides Basic Profile Data	100	No Limit
	Like us on Facebook	20	1 Per Lifetime
	Follow ChatChing on Twitter	20	1 Per Lifetime
	Use a ChatChing hashtag	1	3 Per Day
	Post of the month with more likes	500	1 Per Lifetime

User Activity
	Complete Profile All Basic Data	100	1 Per Lifetime
	Substantially complete profile with history and interests	100	1 Per Lifetime
	Upload Photos	5	5 Per Day
	Update Status	3	3 Per Day
	Post a Comment to Wall, Status, page, Blog, Photo, Album, Forum	2	Once per profile or page - limit 10 total per day.
	Share a ChatChing post with friends	2	4 Per Day
	Tag Photo	3	1 Per Photo
	Add a Friend	5	25 per month
	Identify Special Friend	25	Once per friend (Limit 10 lifetime)
	Send Message	1	5 Per Day (once per other member)
	Maintaing Linked Socials Accounts	25	One / month per linked linked if linked for full month.
	Play Games or Use Open Social Application	3	4 Per Day, Required 10 Consecutive Minutes of App Usage
	Chat with Friends	2	per conversation with friend
	Install ChatChing mobile application	100	1 Per Lifetime
	Host Apps or Games (dev)	3	4 Per Day

View to your content on ChatChing
	View to your profile or page	1	Once per viewing member account per day
	Receive a comment to Wall or Post	2	Once per posting member account per day
	Posted comment to one of your posts	2	Once per viewing member account per day
	Receive Message	1	Once per sending member account per day
	Views to Photo Album	1	Once per viewing member account per day
	Member subscriber to one of your pages	1	Once per member per month
	Member Engaging Game or Open App You Host on ChatChing	1	One Per member Per Day

*Recruited member must join with email address supplied during invite, joins with the same browser used in clicking a posted invite (cookie must be accepted by the browser and note deleted before registering), or identify member as principal inviter during registration.

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

Social networking is the use of social media to communicate informally with other members, or to find people with similar interests to oneself. Social networking websites can range from broad based sites open to potentially all internet members to other websites for more targeted audiences.

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

ChatChing.com’s proprietary software is being developed by a team of independently contracted programmers and graphic developers. We have developed a fully functioning social networking site and are in the final stages of testing. Additionally, we continue developments efforts to enhance the member interface and expand site capacity. Remaining planned development costs are approximately $100,000 which we anticipate will be funded by loans from management. Through contractual agreements, we own the proprietary software and other inventions created by such independent programmers and graphic developers. Furthermore, each of the independent programmers and graphic developers have entered into non-disclosure agreements to help protect our intellectual property and other confidential information.

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

We continue development of more advanced features. These features include facial recognition, advanced member relationships, special profile pages, advanced privacy settings and member interest groups, integrated content with other social networking sites and dynamic updating of point counters. We anticipate that these functions will be available in the coming weeks and months, although because they are still under development there is no assurance as to when, if ever, they will actually become available.

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

Employees

Currently, in addition to management who now devote full time to our business, we have a Chief Technology Officer who began devoting full time to our business subsequent to September 30, 2013. We have no other employees, and all services not provided by management and our CTO are provided by contractors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In February 2013, the Company issued a $150,000 note to an accredited investor. The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2015). In connection with this note, the Company issued warrants to purchase 29,047,619 shares of No-Par Common Stock for $36, which was exercised. The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $42,146 as a debt discount. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $75,000 note and receive the option to purchase 20,952,381 shares of No-Par Common stock for $26.

In August 2013, the Company issued a $35,000 note to an accredited investor. The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2016). In connection with this note, the Company issued warrants to purchase 9,777,777 shares of No-Par Common Stock for $12, which have been exercised. The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $2,868 as a debt discount. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $35,000 note and receive the option to purchase 14,000,000 shares of No-Par Common stock for $18.

In October 2013, the Company issued a $35,000 note payable to an accredited investor. The Note accrues PIK interest at .25% per annum with principal and PIK interest due at maturity, December 31, 2016. In connection with this note, the Company issued warrants to purchase 9,777,777 shares of No-Par Common Stock for $12, which were immediately exercised. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $35,000 note and receive the option to purchase 14,000,000 shares of No-Par Common stock for $18.

In December 2013, the Company issued a $40,000 note payable to an accredited investor. The Note accrues PIK interest at .25% per annum with principal and PIK interest due at maturity, December 31, 2016. In connection with this note, the Company issued warrants to purchase 11,174,602 shares of No-Par Common Stock for $14, which were immediately exercised. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $40,000 note and receive the option to purchase 16,000,000 shares of No-Par Common stock for $20.

The financing documents issued in connection with the above provide as follows:

C Board Representation.

1.
The Company hereby confirms and agrees that, immediately following the acquisition of the Securities, you shall be entitled to, at your election from time to time, a seat on the Company's board of directors and the Company shall take all such actions as are necessary or prudent to obtain for you such seat as you shall from time to time elect, including the arrangement of all required meetings or consents of the shareholders of the Company.

2.
The Company hereby further agrees, in addition to any right you may have under the Company's bylaws or charter, to indemnify you to the fullest extent of applicable law, including the advancement of expenses from time to time to the maximum extent permitted by applicable law, in connection with your service from time to time as a member of the Company's board of directors whether or not at the time of any claim or other action you are currently a director of the Company. Nothing herein however shall require the Company to purchase D & O insurance unless such insurance is purchased for all members of the Board.

D Preemptive Rights.

1.
The Company shall not offer or sell any New Securities of the Company unless in connection with such offer or sale, the Company shall offer Investor the right to participate to the extent necessary to allow Investor to retain a pro rata proportion of the Stock of the Company of no less than 12.50% for Mr. Lamont and 6.25% for Mr. Lobaccaro of the issued and outstanding stock of the Company. So long as the issuance of New Securities does not reduce Investor’s interest below such percentage, this provision shall not be applicable. Any attempt to offer or sell any New Securities, or any rights therein, in violation of the preceding sentence shall be null and void ab initio.

2.
As used herein, the term "New Securities" means, collectively, equity securities of the Company, whether or not currently authorized, as well as rights, options, or warrants to purchase such equity securities, or securities of any type whatsoever that are, or may become, convertible or exchangeable into or exercisable for such equity securities.

Although we have had discussions with Mr. Lamont and Mr. Lobaccaro about becoming members of our Board of Directors, neither has made a formal request to do so as of the date of this Report.

All of these financing document have either been previously filed as exhibits or are filed as exhibits to this Report and should be referred to for all of their terms and conditions.

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

The investors were accredited, and we provided the following to him:

·	Access to all our books and records.
·	Access to all material contracts and documents relating to our operations.
·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Redemption of Issuer Securities

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY STATEMENT

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation (“MD&A”) should be read in conjunction with our audited consolidated financial statements for the fiscal years ended  September 30, 2013 and 2012. The discussion also includes subsequent activities up to January 22, 2014. These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).

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

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

Plan of Operations

ChatChing Inc. has not generated any revenue as of September 30, 2013.

Results of Operations

For the fiscal year ended September 30, 2013 vs. September 30, 2012

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

For the quarter ended September 30, 2013, we incurred an additional $29,738 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $3,913, professional fees primarily in connection with our registration statement of $1,298 website maintenance costs of $23,278, and website hosting expenses of $2,903, interest expense of $11,199 and amortization of capitalized website costs of $42,893.

For the fiscal year ended September 30, 2013, we incurred an additional $382,746 in expenses. These expenses in the aggregate consist primarily of general and administrative costs of $18,819, professional fees primarily in connection with our registration statement of $55,898, website maintenance costs of $135,029, website hosting expenses of $35,376, interest expense of $31,912 and authorization of capitalized website costs of $128,667.

We anticipate taking the following steps to implement our business plan in the next 12 months. Our capital requirements for implementation of these steps are estimated at $600,000, as set forth in the table below.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Post Launch Site Expansion	Continue development of services. (Website and mobile apps)	Current –June 2014	$100,000
Marketing and Growth	Public relations activities promoting growth and usage of ChatChing.	(Mid June 2014-June 2015)	$500,000
Continued Service	We anticipate maintaining operations within available cash flow.	mid 2015 onward	$0

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

As of December 18, 2013, Steven Pfirman, our President, Secretary and Director and Nicholas Palin, a Director, loaned approximately $525,000, consisting of $275,000 by Mr. Pfirman and $250,000 by Mr. Palin, to fund development stage operations. The loans are binding legal obligations as they were made under Credit Line Agreements and related Credit Line Promissory Notes with Mr. Pfirman and Mr. Palin amended and restated in their entirety on April 8, 2013 to be in the amount of $275,000 and $250,000 respectively, aggregating $525,000, bearing interest at zero percent due on December 31, 2013. The Credit Line Agreements contain provisions concerning default and remedies in the event of default as well as other provisions related to these loans. The loans are secured by Security Agreements pledging all assets of the Company as security for the loans. Thus, at August 9, 2013, there were no available funds remaining on these lines of credit.

In March 2011, the Company entered into two revolving line of credit agreements with its two (2) founding stockholders in the amount of $125,000, aggregating $250,000, to fund development stage operations. In January 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000. In April of 2013, one of the founding stockholders amended the agreement to increase the line from $250,000 to $275,000, for an aggregate borrowing limit of $525,000. These credit facilities are non-interest bearing, and matured December 31, 2013.

In April 2012, the Company issued $175,000 Notes to two (2) accredited investors, aggregating to $350,000. The Notes accrue PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014). In connection with each of the Notes, the Company issued warrants to purchase 29,047,619 shares of no-par common stock for $36, which were exercised. The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $49,170 as a debt discount.

In September 2012, the Company issued a $90,000 note to an accredited investor. The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (February 28, 2015). In connection with this note, the Company issued warrants to purchase 20,952,381 shares of No-Par Common Stock for $26, which was exercised. The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $12,293 as a debt discount.

In February 2013, the Company issued a $150,000 note to an accredited investor. The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2015). In connection with this note, the Company issued warrants to purchase 29,047,619 shares of No-Par Common Stock for $36, which was exercised. The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $42,146 as a debt discount. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $75,000 note and receive the option to purchase 20,952,381 shares of No-Par Common stock for $26.

In August 2013, the Company issued a $35,000 note to an accredited investor. The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2016). In connection with this note, the Company issued warrants to purchase 9,777,777 shares of No-Par Common Stock for $12, which have been exercised. The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $2,868 as a debt discount. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $35,000 note and receive the option to purchase 14,000,000 shares of No-Par Common stock for $18.

In October 2013, the Company issued a $35,000 note payable to an accredited investor. The Note accrues PIK interest at .25% per annum with principal and PIK interest due at maturity, December 31, 2016. In connection with this note, the Company issued warrants to purchase 9,777,777 shares of No-Par Common Stock for $12, which were immediately exercised. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $35,000 note and receive the option to purchase 14,000,000 shares of No-Par Common stock for $18.

In December 2013, the Company issued a $40,000 note payable to an accredited investor. The Note accrues PIK interest at .25% per annum with principal and PIK interest due at maturity, December 31, 2016. In connection with this note, the Company issued warrants to purchase 11,174,602 shares of No-Par Common Stock for $14, which were immediately exercised. The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $40,000 note and receive the option to purchase 16,000,000 shares of No-Par Common stock for $20.

We estimate our capital requirements for the next 12 months to be approximately $725,000.

We are currently in negotiations to secure these required funds thru the sales of additional equity. While we anticipate reaching positive cash flow with this offering, should we not reach positive cash flow as planned, we would need to secure additional funds from a future offering of our stock or other financing sources. However, these offerings may not occur, or if it occurs, may not raise the required funding. We have no contracts, agreements or commitments for any other financing. Further, it is likely that any future financing efforts may be hindered as a result of our plans to issue a large number of shares to consultants in exchange for non-cash consideration as described above in “Business.”

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

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
ChatChing, Inc. (f/k/a Social Network Marketing, Inc.)
Jupiter, Florida

We have audited the accompanying balance sheet of ChatChing Inc. (f/k/a Social Network Marketing, Inc.) (a Development Stage Company) (the "Company") as of September 30, 2013, and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2013 and 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChatChing, Inc. (f/k/a Social Network Marketing, Inc.) and the results of its operations and its cash flows for the years ended September 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in process of developing its technology and has not generated any revenue to date. The lack of operating revenues and the dependency of stockholder loans for future development and working capital raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Daszkal Bolton LLP

Jupiter, Florida
January 20, 2014

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2013 AND 2012

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash	$-	$74,841
Total current assets	-	74,841

Other assets:
Website development costs, net of amortization of $176,180 and $4,632	$341,586	$502,584
Trademarks	10,560	2,430
Total other assets	352,146	505,014

Total assets	$352,146	$579,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Related party advances	$5,860	$27,000
Accrued expenses	1,985	-
Lines of credit - related parties	525,000	481,660
Total current liabilities	532,845	508,660

Other liabilities:
Long term notes payable, net	$573,450	$388,371
Total other liabilities	573,450	388,371

Commitments and contingencies

Stockholders' deficit:
Common stock, 800,000,000 shares authorized;
388,825,396 and 404,047,619 shares issued and outstanding	106,952	61,969
Additional paid in capital	4,717	-
Deficit accumulated during development stage	(865,818)	(379,145)
Total stockholders' deficit	(754,149)	(317,176)

Total liabilities and stockholders' deficit	$352,146	$579,855

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012, and the period from January 19, 2011 (Inception) to September 30, 2013

			Period from January 19, 2011 (Inception) to September 30, 2013

	Year Ended September 30, 2013	Year Ended September 30, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	17,460	50,659	96,479
Professional fees	80,396	103,953	328,536
Interest expense	46,865	9,834	56,699
Amortization of website development costs	171,548	4,632	176,180
Hosting expense	35,376	31,206	72,896
Website maintenance	135,028	-	135,028
Total operating expenses	486,673	200,284	865,818
Net loss from operations before income taxes	(486,673)	(200,284)	(865,818)

Income taxes	-	-	-

Net Loss	$(486,673)	$(200,284)	$(865,818)

Loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	390,101,169	352,866,928

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE period from January 19, 2011 (Inception) to September 30, 2013

				Deficit Accumulated During the Development Stage

					Total
	Common Stock				Stockholders'
	Shares	Amount	APIC		Deficit
Balance, January 19, 2011 (Inception)	-	-	-	-	-

Issuance of common stock	325,000,000	406	-	-	406

Net loss	-	-	-	(178,861)	(178,861)

Balance, September 30, 2011	325,000,000	406	-	(178,861)	(178,455)

Issuance of warrants	-	-	61,463	-	61,463

Issuance of common stock upon exercise of warrants	79,047,619	61,563	(61,463)	-	100

Net loss	-	-	-	(200,284)	(200,284)

Balance, September 30, 2012	404,047,619	$61,969	$-	$(379,145)	$(317,176)

Expenses paid by shareholder			4,650	-	4,650

Issuance of warrants			45,014	-	45,014

Issuance of common stock upon exercise of warrants	38,825,396	45,050	(45,014)	-	36

Return and cancellation of common stock	(54,047,619)	(67)	67	-	-

Net loss	-	-	-	(486,673)	(486,673)

Balance, September 30, 2013	$388,825,396	$106,952	$4,717	$(865,818)	$(754,149)

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM JANUARY 19, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013

	September 30, 2013	September 30, 2012	January 19, 2011 (Inception) -September 30, 2013

Cash flows from operating activities:
Net loss from operations	$(486,673)	$(200,284)	$(865,818)
Reconciliation of net loss to net cash used in operating activities:
Amortization of debt discount	46,865	9,834	56,699
Expenses paid via issuance of common stock	-	-	6
Amortization of website development costs	171,548	4,632	176,180
Expenses paid by shareholder	4,650		4,650
Expenses paid directly via lines of credit - related parties	66,507	129,832	210,256
Changes in operating assets and liabilities:
(Decrease) Increase in accrued expenses payable	(19,155)	(62,369)	7,845
(Increase) in website development costs	(10,700)	-	(10,700)
(Increase) in trademarks	(8,157)	-	(8,157)

Net cash used in operating activities	(235,115)	(118,355)	(410,182)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from line of credit - related parties	-	-	69,500
Proceeds from notes payable	185,000	440,000	625,000
Proceeds from issuance of common stock	37	73	547
Cash payments on line of credit - related parties	(24,763)	(260,099)	(284,865)
Net cash provided by financing activities	160,274	179,974	410,182

Net (decrease) increase in cash	(74,841)	61,619	-

Cash, beginning of year	74,841	13,222	-

Cash, end of year	$-	$74,841	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Capital expenditures funded by lines of credit	$152,868	$374,855	$505,014
Contribution and cancellation of common stock	$67	$-	$67

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

As a company in the development-stage, the Company has no operating revenues to date. The Company  is devoting substantially all of its present efforts to securing and establishing a new business.

Going Concern
As shown in the accompanying balance sheet, the Company has a working capital deficit of approximately $754,000 at September 30, 2013. The Company is currently in the development stage and has been spending a majority of its time in the development of its website and related trademarks.

There is no guarantee that the Company will be able to raise sufficient capital or generate revenues to sustain its development activities and commence commercial operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that might be necessary should the Company is unable to continue as a going concern.

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

Cash equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less from the time of purchase to be cash equivalents. The Company has no cash equivalents at September 30, 2013 and 2012.

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

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies, continued

Trademark Costs
As of September 30, 2013, the company was the holder of certain trademarks. Trademarks are not amortized, but reviewed for impairment annually or more frequently if certain indicators arise.

Website Development Costs
The Company capitalizes development costs incurred subsequent to the establishment of technological feasibility. The Company determined technological feasibility to be established upon the internal release of a working model of its website. Upon the release, development costs are amortized over its estimated economic life, not to exceed three years.

Earnings Per Share
Net profit (loss) per common share (“EPS”) is computed using the average number of common shares outstanding over the respective periods.

Note 3 – Fair Value of Financial Instruments

Notes Payable and Lines of Credit

Based upon the current economic conditions, discounted interest rates and risk characteristics, the carrying amounts of these financial instruments approximate fair value.

Note 4 – Website Development Costs

Software Development Costs
Capitalized software development costs as of September 30, 2013 and 2012 were $517,766 and $507,216, respectively.  Amortization on the capitalized costs commenced in September 2012, upon activation of the website.

The Company reviewed is non-amortized intangible asset (trademark) to determine if its value had been impaired in any way during the years presented, and concluded that its carrying amount is recoverable.

The following table summarizes the Company’s intangible assets at September 30, 2013 and 2012:

	September 30,
	2013	2012
Website development costs	517,766	507,216
Trademarks	10,560	2,430
	528,326	509,646
Less: Accumulated amortization	(176,180)	(4,632)
Total intangibles, net	352,146	505,014

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company’s estimate of future amortization expense is detailed in the table below:

Year Ending September 30,
2014	171,524
2015	170,062

Note 5 – Income Taxes

At September 30, 2013, and 2012, the Company had gross deferred tax assets of approximately $243,000 and $142,000.  The Company determined that it is not more-likely-than-not that the deferred tax assets will be realized, and as such has established full valuation allowances.  The Company evaluates its ability to realize its deferred tax assets each period and adjusts the amount of its valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code Section 382, the use of operating loss and credit carry-forwards may be subject to limitation on use.

The Company’s loss before income taxes of $486,673 and $200,284 for fiscal years 2013 and 2012 respectively are comprised entirely of operations in the United States.  The effective tax rate of 0% differs from the statutory United States federal income tax rate of 34% due primarily to the valuation allowance.  The valuation allowance has increased by $100,822 for the year ending September 30, 2013 from the year ended September 30, 2012.

The reconciliation of the provision for income taxes for the year-ended September 30, 2013 and 2012, and the amounts computed by applying the federal income tax rate to net loss are as follows:

	September 30,
	2013	2012
Tax provision (benefit) at statutory rate	(165,469)	(67,800)
State taxes, net of federal expense	(17,666)	(7,239)
Temporary differences	64,553	-
Permanent differences	17,760	-
Change of valuation allowance	100,822	75,039
	-	-

Note 6 – Commitments and Contingencies

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably. The lines of credit are non-interest bearing and matured on December 31, 2013.

CHATCHING, INC. (F/K/A SOCIAL NETWORK MARKETING, INC.) (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Lines of Credit – Related Parties

In March 2011, the Company entered into two revolving line of credit agreements with its two (2) founding stockholders in the amount of $125,000, aggregating $250,000, to fund development stage operations.  In January 2012, the agreements were amended to increase each of the lines from $125,000 to $250,000, for an aggregate borrowing amount of $500,000.  In April of 2013, one of the founding stockholders amended the agreement to increase the line from $250,000 to $275,000, for an aggregate borrowing limit of $525,000.  These credit facilities are non-interest bearing, and matured December 31, 2013.

Note 8 – Notes Payable – Related Parties

In April 2012, the Company issued $175,000 Notes to two (2) accredited investors, aggregating to $350,000.  The Notes accrue PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2014).  In connection with each of the Notes, the Company issued warrants to purchase 29,047,619 shares of no-par common stock for $36, which were exercised.  The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $49,170 as a debt discount.

In September 2012, the Company issued a $90,000 note to an accredited investor.  The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (February 28, 2015).  In connection with this note, the Company issued warrants to purchase 20,952,381 shares of No-Par Common Stock for $26, which was exercised.  The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $12,293 as a debt discount.

In February 2013, the Company issued a $150,000 note to an accredited investor.  The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2015).  In connection with this note, the Company issued warrants to purchase 29,047,619 shares of No-Par Common Stock for $36, which was exercised.  The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $42,146 as a debt discount.  The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $75,000 note and receive the option to purchase 20,952,381 shares of No-Par Common stock for $26.

In August 2013, the Company issued a $35,000 note to an accredited investor.  The Note accrues PIK interest at 0.25% per annum, with the principal and PIK interest due at maturity (December 31, 2016).  In connection with this note, the Company issued warrants to purchase 9,777,777 shares of No-Par Common Stock for $12, which have been exercised.  The proceeds were allocated between the fair value of the warrants and the notes, resulting in the recognition of $2,868 as a debt discount.  The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $35,000 note and receive the option to purchase 14,000,000 shares of No-Par Common stock for $18.

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

During the year ended September 30, 2013, the Company issued 38,825,396 shares of no par common stock upon the exercise of warrants issued in connection with the issuance of notes payable (Note 8).

On February 14, 2013 two of the officers of the company contributed a total of 54,047,619 shares to the Company for no consideration.  The shares were cancelled.

Note 10 – Subsequent Events

In October 2013, the Company issued a $35,000 note payable to an accredited investor.  The Note accrues PIK interest at .25% per annum with principal and PIK interest due at maturity, December 31, 2016.  In connection with this note, the Company issued warrants to purchase 9,777,777 shares of No-Par Common Stock for $12, which were immediately exercised.  The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $35,000 note and receive the option to purchase 14,000,000 shares of No-Par Common stock for $18.

In December 2013, the Company issued a $40,000 note payable to an accredited investor.  The Note accrues PIK interest at .25% per annum with principal and PIK interest due at maturity, December 31, 2016.  In connection with this note, the Company issued warrants to purchase 11,174,602 shares of No-Par Common Stock for $14, which were immediately exercised.  The investor has the right, upon the Company meeting certain operating metrics, to purchase an additional $40,000 note and receive the option to purchase 16,000,000 shares of No-Par Common stock for $20.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

Non

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of September 30, 2013, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

This weakness also is due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function. This weakness also is due to our CEO and CFO being the same person.

As the Company has not yet generated revenues, it will continue to study the implementation of internal controls over accounting and financial reporting and if it appears that any control can be implemented to mitigate such weaknesses, it will be immediately implemented.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Steven L. Pfirman	44	President, Secretary and Director

Nicholas Palin	65	Director

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Steven L. Pfirman	190,000,000	39.28%
Nicholas Palin	110,000,000	20.74%
Douglas Harrold	20,000,000	4.88%
All directors and executive officers as a group [2 Persons]	300,000,000	64.9%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 409,777,775 shares of common stock outstanding as of January 22, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the related party financing described in Items 6 and 7 above, there are no other related party transactions during our Fiscal Year ended December 31, 2013.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Daszkal Bolton LLP was our independent auditors for the fiscal years ended September 30, 2013 and 2012.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2012.

Audit fees:	2013	$17,554
	2012	$28,275

Tax Fees:	2013	$0.00
	2012	$2,350

Total for:	2013	$17,554
	2012	$30,625

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q's, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

Item 15. Exhibits

Exhibit No.	Document Description

10.1	Investment Loan/Purchase/Option Documents - August Financing

10.2	Investment Loan/Purchase/Option Documents - October Financing

10.3	Investment Loan/Purchase/Option Documents - December Financing

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
_______________
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

CHATCHING INC.

January 22, 2014	By:	/s/ Steve Pfirman
Steve Pfirman,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated

SIGNATURE	NAME	TITLE	DATE

/s/ Steve Pfirman	Steve Pfirman	Chief Executive Officer, Principal Financial Officer,	January 22, 2014
Principal Accounting Officer, Director

/s/ Nick Palin	Nick Palin	Director	January 22, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Investment Loan/Purchase/Option Documents - August Financing

10.2	Investment Loan/Purchase/Option Documents - October Financing

10.3	Investment Loan/Purchase/Option Documents - December Financing

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
__________
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